Form 10QSB
period 1999-09-30
REWARD ENTERPRISES INC
filed 1999-12-29
CIK 1067342

=====================================================================

                U S SECURITIES & EXCHANGE COMMISSION
                        WASHINGTON DC  20549
                               10-QSB

[ x ]     QUARTERLY REPORT UNDER SECTION 13 or (15) D OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1999
OR
[   ]     TRANSITION REPORT UNDER SECTION 13 or 15 (D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period ______________ to _____________


                 Commission file number 000-27259


                      REWARD ENTERPRISES, INC.
 (Exact name of small business issuer as specified in its charter)


Nevada                                  Applied For
(State or other jurisdiction of         (IRS Employer Identification
Incorporation or Organization)          No.)


                         5000 Miller Road
                     Richmond, British Columbia
                          Canada V7B 1Y3
              (Address of principal executive office)


                           (604) 275-6519
                    (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (D) of the Exchange Act during the past 12 months ( or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.  YES [ x ]        NO     [   ]  Not subject to filing until
November 6, 1999.

As of December 28, 1999 there were 1,000,000 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format  (check one)
     YES [ x ]  NO [   ]


=====================================================================

                      REWARD ENTERPRISES, INC.

                            Form 10-QSB

              For the Quarter Ended September 30, 1999





                               INDEX


PART I   - Financial Information

Item 1 - Financial Statements:

          - Balance Sheet
          - Statements of Operations and Comprehensive Loss
          - Statement of Stockholders' Equity
          - Statements of Cash Flows
          - Notes To Financial Statements

Item 2 - Management's Discussion and Analysis or Plan of Operation

PART II   - Other Information

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
                           BALANCE SHEETS

                                   September 30,  June 30,
ASSETS                             1999           1999
CURRENT ASSETS
 Cash                              $  65,552      $ 102,614
                                   ---------      ---------
TOTAL CURRENT ASSETS                  65,552        102,614
PROPERTY AND EQUIPMENT
  Computer hardware                    8,665          8,665
  Website                             10,000         10,000
  Software license                    50,000         50,000
                                   ---------      ---------
TOTAL PROPERTY AND EQUIPMENT          68,665         68,665
                                   ---------      ---------
OTHER ASSETS
 Investments                           5,000             -
                                   ---------      ---------
TOTAL ASSETS                       $ 139,217      $ 171,279
                                   =========      =========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable                   $  52,500      $  72,500
 Loans payable                         3,600             -
                                   ---------      ---------
TOTAL CURRENT LIABILITIES             56,100         72,500
                                   ---------      ---------
TOTAL LIABILITIES                     56,100         72,500
                                   ---------      ---------
COMMITMENTS AND CONTINGENCIES             -              -
                                   ---------      ---------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares
  authorized, $.01 par value;
  2,715,000 and 1,000,000 shares
  issued and outstanding,
  respectively                         27,150         27,150
 Additional paid-in capital           154,350        154,350
 Subscriptions receivable             (10,000)        10,000
 Accumulated deficit during
  developmental stage                 (98,229)       (72,506)
 Accumulated other comprehensive
  income                                 (154)          (215)
                                    ---------      ---------
TOTAL STOCKHOLDERS' EQUITY
 (DEFICIT)                             83,117         98,779
                                    ---------      ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)     $ 139,217      $ 171,279
                                    =========      =========


   The accompanying notes are an integral part of these financial statements.

                     REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
          STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                              Period         Year          Dec 12, 1997
                              Ended          Ended         (inception)
                              Sept 30,       June 30,      Through
                              1999           1999          Sept 30, 1999
REVENUES                      $      -       $      -      $       -
                              ---------      ---------     ----------
EXPENSES
 Consulting fees                  7,500         47,500         65,000
 Commissions                         -              -              -
 Legal and professional fees      9,400         10,000         19,400
 Travel and entertainment         5,811          4,791         10,602
 Office and administration        3,012            215          3,227
                              ---------      ---------     ----------
 TOTAL OPERATING EXPENSES        25,723         62,506         98,229
                              ---------      ---------      ---------
NET LOSS FROM OPERATIONS        (25,723)       (62,506)       (98,229)

OTHER COMPREHENSIVE INCOME
 Foreign currency
  translation loss                   61           (215)          (154)
                              ---------      ---------      ---------
COMPREHENSIVE LOSS            $ (25,662)     $ (62,721)     $ (98,383)
                              =========      =========      =========
NET LOSS PER COMMON SHARE     $ (0.0095)     $ (0.0437)
                              =========      =========
WEIGHTED AVERAGE NUMBER OF
 COMMON STOCK SHARES
  OUTSTANDING                 2,715,000      1,428,750
                              =========      =========






















   The accompanying notes are an integral pan of these financial statements.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                         Common Stock      Additional
                      Number               Paid-in   Subscription  Accumulated
                      of Shares  Amount    Capital   Receivable    Deficit
Issuance of common stock
 in April 1998:  for value
 at $.01 per share    1,000,000  $ 10,000  $      -  $ (10,000)    $      -
Loss for year ending
 June 30, 1998               -         -          -         -        (10,000)
                      ---------  --------  ---------  --------     ---------
Balance,
 June 30, 1998        1,000,000    10,000         -    (10,000)      (10,000)
Settlement of subscriptions
 receivable                  -         -          -     10,000            -
Issuance of common stock
 in May, 1999 for cash at
 $0.01 per share      1,400,000    14,000         -         -             -
Issuance of common stock
 May, 1999 for cash at
 $0.50 per share        315,000     3,150    154,350        -             -
Loss for year ending
 June 30, 1999               -         -          -         -        (62,506)
Foreign translation gain
 (loss)                      -         -          -         -             -
Loss for period ending
 Sept 30, 1999               -         -          -         -        (25,723)
                      ---------  --------  ---------  --------     ---------
Balance,
 Sept 30, 1999        2,715,000  $ 27,150  $ 154,350  $     -      $ (98,229)
                      =========  ========  =========  ========     =========





















   The accompanying notes are an integral part of these financial statements.

                                3-a


                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                                   Accumulated
                                   Other          Total
                                   Comprehensive  Stockholders'
                                   Income         Equity
Issuance of common stock
 in April 1998: for value
 at $.01 per share                 $      -       $      -
Loss for year ending
 June 30, 1998                            -         (10,000)
                                   ---------      ---------
Balance, June 30, 1998                    -         (10,000)
Settlement of subscriptions
 receivable                               -          10,000
Issuance of common stock
 in May, 1999 for cash at
 $0.01 per share                          -          14,000
Issuance of common stock
 May, 1999 for cash at
 $0.50 per share                          -         157,500
Loss for year ending
 June 30, 1999                            -         (62,506)
Foreign translation gain
 (loss)                                 (154)          (154)
Loss for period ending
 Sept 30, 1999                            -         (25,723)
                                   ---------      ---------
Balance, Sept 30, 1999             $    (154)     $ (83,117)
                                   =========      =========
















   The accompanying notes are an integral part of these financial statements.

                                 3-b

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS

                              Period         Year           Dec 12, 1997
                              Ended          Ended          (inception)
                              Sept 30,       June 30,       Through
                              1999           1999           Sept 30, 1999
Cash flows from operating activities:
Net loss                      $ (25,723)     $ (62,506)     $ (88,229)
Adjustments to reconcile not loss to
 net cash used by operating activities:
  Increase in:
   Other assets                                (60,000)       (60,000)
   Loans payable                  3,600                         3,600
   Accounts payable             (10,000)        62,500         52,500
                              ---------      ---------      ---------
Net cash (used) in
 operating activities           (32,123)       (60,006)       (92,129)
                              ---------      ---------      ---------
Cash flows from investing activities:
 Purchase - other                (5,000)                       (5,000)
 Purchase of property
  and equipment                      -          (8,665)        (8,665)
                              ---------      ---------      ---------
Net cash used in
 investing activities            (5,000)        (8,665)       (13,665)

Cash flows from financing activities:
 Issuance of stock                   -         171,500        171,500
                              ---------      ---------      ---------
Net increase in cash            (37,123)       102,829         65,706
 foreign translation gain            61           (215)          (154)
Cash, beginning of period       102,614             -              -
                              ---------      ---------      ---------
Cash, end of period           $  65,552      $ 102,614      $  65,552
                              =========      =========      =========
SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest
  and income taxes:
   Interest                   $      -       $      -       $      -
                              =========      =========      =========
   Income taxes               $      -       $      -       $      -
                              =========      =========      =========
NON-CASH INVESTING AND FINANCING
 Stock subscribed in exchange
  for payables                $      -       $  10,000      $  10,000
                              =========      =========      =========






   The accompanying notes are an integral part of these financial statements.

                      REWARD ENTERPRISES INC.
                   (A Development Stage Company)
                 Notes to the Financial Statements
                         September 30, 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Reward Enterprises Inc., formerly Sports Entertainment (hereinafter "the Company"), was incorporated in December 1997 under the laws of the State of Nevada primarily for the purpose of offering interactive online Internet entertainment and game playing. The name change to Reward Enterprises Inc. was effective on July 28, 1998

The Company is in the development stage and as of September 30, 1999 had not realized any significant revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Reward Enterprises Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Development Stage Activities

The Company has been in the development stage since its formation on December 12, 1997. It is primarily engaged in internet entertainment and game playing.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a comprehensive net loss of $25,662 and $62,721 for the quarter ended Sept 30, 1999 and the year ending June 30, 1999, respectively. The Company, being a developmental stage enterprise, is currently putting technology in place that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to create sales of the Company's products. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                      REWARD ENTERPRISES INC.
                  (A Development Stage Company)
                 Notes to the Financial Statements
                         September 30, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting, with a year-end of June 30.

Loss Per share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Stock options, which would be antidilutive, were not used in the calculation of loss per share.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes

At Sept 30, 1999, the Company had a net operating loss of approximately $25,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Impaired Asset Policy

The Company evaluates the recoverability of property and equipment and intangible assets when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.

                      REWARD ENTERPRISES INC.
                  (A Development Stage Company)
                 Notes to the Financial Statements
                         September 30, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Year 2000

The Company, like other firms, could be adversely affected if the computer systems used by it, its suppliers or customers do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment. At this time, because of the complexities involved in the issue, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's operations.

The Company has reviewed its technology, including software and hardware, and has determined that there will be no adverse effects to the Company's operation regarding Year 2000 issues. Management also believes that Year 2000 issues should not adversely affect the ability of its clients and customers to conduct business with the Company. Any costs associated with Year 2000 compliance are expensed when incurred.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation and amortization are five to seven years. The following is a summary of property and equipment.

                                        Cost

          Computers                     $  8,665
          Website                         10,000
          Software license                50,000
                                        --------
                                        $ 68,665
                                        ========

No depreciation or amortization expense has been recognized for the period ended Sept 30, 1999 and the year ending June 30, 1999 because the assets were not placed in service until after Sept 30, 1999.

                      REWARD ENTERPRISES INC.
                  (A Development Stage Company)
                 Notes to the Financial Statements
                         September 30, 1999

NOTE 4 - INTANGIBLE ASSETS

The Company has capitalized $60,000 which is the contractual cost of the website and software license purchased from an independent supplier. No portion of this software-acquired at June 30, 1999-was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this software-which was purchased solely for internal use and will not be marketed externally have been capitalized.

NOTE 5 - COMMON STOCK

Upon incorporation, subscriptions for 10,000,000 shares of common stock were issued at $.001 per share for $10,000. In July 1999, the Board of Directors authorized a 1 for 10 reverse stock split. This decreased the number of issued and outstanding shares to 1,000,000 and increased the par value of the stock to $0.01 per share. A second share issuance Under Regulation D, Rule 504, was for 1,400,000 common shares at $.01 and 315,000 common shares at $0.50 per share for total proceeds of $171,500.

At June 30, 1999 and 1998, $10,000 in stock subscriptions were receivable and subsequently this amount was settled.

NOTE 6 - STOCK OPTIONS

In September 1998, the Company adopted the Reward Enterprises Inc. 1999 Directors and Officers Stock Option Plan, a non-qualified plan. This plan allows the Company to distribute up to 2,000,000 shares of common stock to officers, directors, employees and consultants through the authorization of the Company's Board of Directors.

During 1999, under Rule 701, the Company issued 2,500,000 common stock options for the services of consultants. The options issued include negotiation rights and begin vesting in June 1999, with 25% of the eligible shares vesting each year until the recipients are fully vested in their shares. The Company entered into consulting agreements with three directors of the Company. Two of the consultants will receive $5,000 per month and 500,000 common stock options exercisable at $0.10 per share and 500,000 common stock options exercisable at $0.25 per share. One director will receive $2,500 per month and 250,000 common stock options exercisable at $. 10 per share and 250,000 common stock options exercisable at 0.25 per share. All options related to these agreements expire June 30, 2009. See Note 7.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: Risk-free interest rate of 5% and expected life of ten years.

                      REWARD ENTERPRISES INC.
                  (A Development Stage Company)
                 Notes to the Financial Statements
                         September 30, 1999

NOTE 6 - STOCK OPTIONS (continued)

Following is a summary of the stock options during 1998 and 1999:

                                                  Weighted
                                                  Average
                                   Number         Exercise
                                   Of Shares      Price
Outstanding at 6-30-98                    -           -
                                   ---------      ------
 Granted                           1,250,000      $ 0.10
 Granted                           1,250,000      $ 0.25
 Exercised                                -           -
 Forfeited                                -           -
                                   ---------      ------
 Outstanding at 6-30-99            2,500,000      $ 0.18
 Options exercisable at 6-30-99    2,500,000      $ 0.18
                                   ---------      ------
 Weighted average fair value of
  options granted during 1999      $ 0.18
                                   ------

NOTE 7 - RELATED PARTIES

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company's directors and stockholders. (See Note 6). An associate, of a director of the Company provides office space to the Company at no charge, The value of this space is not considered significant.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Database Development

The Company's purchase commitment for services to develop a website at Sept 30, 1999 totaled $10,000, of which $5,000 was paid in 1999. As of Sept 30, 1999 the Company considered that the majority of the services contracted for were payable and accrued the balance owing of $5,000 as part of accounts payable.

Software License Agreement

The Company's purchase commitment for a software license agreement at Sept 30, 1999 totaled $50,000 of which $20,000 was paid in 1999. As of Sept 30, 1999 the Company considered the contract payable and accrued the balance of $30,000 as part of accounts payable.

                      REWARD ENTERPRISES INC.
                  (A Development Stage Company)
                 Notes to the Financial Statements
                          September 30, 1999
NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

As further consideration for the rights granted under the software license, the licensee, Reward Enterprises, Inc., will pay a royalty calculated at 30% of gross revenue until aggregate royalty payments of $100,000 have been paid. After the $100,000 has been paid, the royalty rate will be reduced to 20% of gross revenue until an aggregate $1,000,000 has been paid and, thereafter, royalty payments will be 15% of gross revenue for the balance of the term of the agreement. The term of the agreement is two years with an option to renew for another two years. Royalty payments begin at the end of the first month after the Company is no longer considered to be in the development stage.

NOTE 9 - CONCENTRATIONS

The Company maintains all of its cash accounts at a single financial institution located in Delta, British Columbia, Canada.

NOTE 10 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange loss of $154 for the period ended Sept 30, 1999. The Company recorded this transaction in the Statement of Stockholders' Equity.

NOTE 11 - SUBSEQUENT EVENTS

On July 22, 1999, the Company incorporated a subsidiary in Nevis, Eastern Caribbean under the name Reward Nevis Group, Inc. The shares are held by another subsidiary, Reward International Group Ltd., a Bermudian company, which was incorporated August 6, 1999. Reward International Group Ltd. is wholly owned by Reward Enterprises, Inc.

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

     THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE
CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB

OVERVIEW

     Reward Enterprises, Inc. (the "Company") was incorporated in April 1998 as Sports Entertainment Productions Inc. to pursue opportunities around the world in the Internet based entertainment industry. The name was changed to Reward Enterprises, Inc in July, 1998. The Company has two subsidiary companies, Reward International Group Ltd, a Bermuda corporation, and Reward Nevis Group, Inc., a Nevis based corporation. Its main objective is to develop a profitable "Entertainment Mall" through an e-commerce secure "portal". Entertainment options offered will be videos, CDs, virtual casino-style games, free bingo, and dice and specialty and interactive video games. The general entertainment and e-commerce components will be marketed to the whole world while the gaming related options will focus on Asia, Europe, Australia and South America.

     On June 15, 1999, Reward Nevis Group, Inc, a wholly owned subsidiary of the Company entered into a non-exclusive software license agreement with Chartwell Technologies Inc, of Laguna Hills, California to acquire and development all software necessary to conduct the Internet gaming activity and to handle all Internet cash transactions. This software is customized and is a full service gaming system which includes twelve casino games, a back-end administrative utility with remote access, I.P. Tracking, e-Commerce software and technical support. The license is non-exclusive and is currently licensed to others. The Company is restricted in the use of this technology and cannot sublicense it to others. It is for a period of two years and has provision for renewal for additional two years. The royalty payable is 15% of gross revenues generated. Pursuant to the agreement, $20,000 has been paid to Chartwell to date and a further payment of $10,000 will be made in the last quarter of 1999.

     Through Reward Nevis Group, Inc, the Company will operate its Web server from Belise and it will be administered from that location as well. A contract has been executed with INet Global Ltd to host and secure the site. It is expected to be fully developed and operational by January 2000.

     Management of the Company is currently in the development stage of its business and is in the process of completing further agreements to implement its business plan. The Company plans to test the Web site operating and software systems, including gaming, shopping and browsing features, on-line ordering during the last quarter of 1999 and first quarter of 2000. A limited launch phase is expected during the second quarter of 2000.

RESULTS OF OPERATIONS

     There are no revenues in the quarter ending September 30, 1999 as the Company has not as yet activated its web site.

     During the quarter ending September 30, 1999, the Company incurred expenses of $25,723.

     A summary of this is as follows:

     Legal and Professional fees             $  9,400
     Consulting fees                            7,500
     Travel                                     5,811
     Other                                      3,012
                                             --------
     Total                                   $ 25,723
                                             ========

     The Company has carefully controlled its expenses to date, and plans to complete a financing in the near future to provide necessary funds required in its business plan.

     The Company has no employees at the present time and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants.

     Cash on hand at September 30, 1999 was $65,552 and the Company has sufficient funds to conduct ifs affairs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has to date, financed its development stage by the sale of common stock. At September 30, 1999, the Company had 2,715,000 shares of common stock outstanding and had raised a total of $181,500. At September 30, 1999 it had cash on hand of $65,552 and said cash resources are maintained with a large Canadian financial institution.

     The Company recognizes that it will need additional cash during the next twelve months and will endeavor to obtain additional cash through the sale of common stock. There is no assurance that the Company will be able to obtain additional capital as required, or obtain the capital on terms and conditions acceptable to it.

     The Company has sufficient cash to finance its operations at this stage of its development. Its liabilities relate to its software license and website development.

YEAR 2000 COMPUTER SOFTWARE CONVERSION

     All computer equipment owned by the Company has been acquired in the past 12 months and is not considered to be a problem for Year 2000. This assurance cannot be given for third party equipment for which the Company has no control.

     Since we have yet to acquire any technology in support of our services, the planned acquisitions will most likely involve hardware and software which is relatively new and therefore management does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant.

     While the Company is confident that its systems will be compatible, no assurance can be given that this will not impact the Company's results of operations.

INFLATION

     Inflation has not been a factor during the quarter ending September 30, 1999. While inflationary forces are moderately higher than early 1999, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.

                    PART II  - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company knows of no litigation present, threatened or contemplated or unsatisfied judgment against the Company, its officers or directors or any proceedings in which the Company, its officers or directors are a party.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The rights of the holders of the Company's securities have not been modified nor have the rights evidenced by the securities been limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     There are no senior securities issued by the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters presented to the shareholders for vote during the three months ended September 30, 1999.

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the quarter ended September
30, 1999.

EXHIBIT

27   Financial Data Schedule

                             SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    REWARD ENTERPRISES, INC.


                    BY:  /s/ Robert Dinning
                         Robert Dinning,
                         Secretary/Treasurer, Chief Financial Officer
                         and Director

December 28, 1999