Form 10QSB
period 1999-12-31
REWARD ENTERPRISES INC
filed 2000-02-15
CIK 1067342

-----------------------------------------------------------------
-----------------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549
                ----------------------------------

                             FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 1999.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from: __________ to  ___________.


          ----------------------------------------------
                   Commission file number 0-26909
          ----------------------------------------------


                      REWARD ENTERPRISES INC.
      (Exact name of Registrant as specified in its charter.)


NEVADA                                  Applied For
(State of other jurisdiction of         (IRS Employer
incorporation or organization)          Identification No.)


                          500 Miller Road
               Richmond, British Columbia   V7B 1Y3
   (Address of principal executive offices, including zip code.)


                          (604) 275-6519
        Registrant's telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Not subject to filing until ____________, 1999.

                  YES [ x ]          NO    [    ]

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value per share, at December 31, 1999 was 2,715,000 shares.


----------------------------------------------------------------------
----------------------------------------------------------------------

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
                           BALANCE SHEETS

                                        Dec 31,        June 30,
                                        1999           1999
ASSETS
CURRENT ASSETS
 Cash                                   $  33,367      $ 102,614
                                        ---------      ---------
TOTAL CURRENT ASSETS                       33,367        102,614

PROPERTY AND EQUIPMENT
 Computer hardware                          9,985          8,665
 Website                                   10,000         10,000
 Software license                          50,000         50,000
                                        ---------      ---------
TOTAL PROPERTY AND EQUIPMENT               69,985         68,665
                                        ---------      ---------
OTHER ASSETS
 Investments                                5,000             -
                                        ---------      ---------
TOTAL ASSETS                            $ 108,352      $ 171,279
                                        =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Accounts payable                       $  37,500      $  72,500
 Loans payable                              3,600             -
                                        ---------      ---------
 TOTAL CURRENT LIABILITIES                 41,100         72,500
                                        ---------      ---------
TOTAL LIABILITIES                          41,100         72,500
                                        ---------      ---------
COMMITMENTS AND CONTINGENCIES                  -              -
                                        =========      =========
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares
 authorized, $.01 par value; 2,715,000
 and 1,000,000 shares issued and
 outstanding, respectively                 27,150         27,150
Additional paid-in capital                154,350        154,350
Subscriptions receivable                       -         (10,000)
Accumulated deficit during
 developmental stage                     (114,248)       (72,506)
Accumulated other comprehensive income         -            (215)
                                        ---------      ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)       67,252         98,779
                                        ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                       $ 108,352      $ 171,279
                                        =========      =========



   The accompanying notes are an integral part of these financial statements.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
          STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                         Period         Year           12/12/97
                         Ended          Ended          (Inception)
                         Dec 30         June 30,       Through
                         1999           1999           12/31/99
R E V E N U E S          $      -       $      -       $      -
                         ---------      ---------      ---------
E X P E N S E S
Consulting fees              7,500         47,500         65,000
Commissions                     -              -              -
Legal and professional
 fees                       16,919         10,000         26,919
Travel and entertainment    12,519          4,791         17,310
Office and administration    4,792            215          5,007
                         ---------      ---------      ---------
TOTAL OPERATING EXPENSES    41,730         62,506        114,236
                         ---------      ---------      ---------
NET LOSS FROM OPERATIONS   (41,730)       (62,506)       114,236

OTHER COMPREHENSIVE INCOME
 Foreign currency
  translation gain (loss)      204           (215)            11
                         ---------      ---------      ---------
COMPREHENSIVE LOSS       $ (41,526)     $ (62,721)       114,247
                         =========      =========      =========
NET LOSS PER
 COMMON SHARE            $ (0.0154)     $ (0.0437)     $
                         =========      =========      =========
WEIGHTED AVERAGE NUMBER
 OF COMMON STOCK SHARES
 OUTSTANDING             2,715,000      1,428,750
                         =========      =========      =========



















   The accompanying notes are an integral part of these financial statements.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                         Common Stock
                                             Additional
                    Number                   Paid-in   Subscriptions
                    of Shares      Amount    Capital   Receivable
Issuance of common
 stock in April 1998:
 for valued at
 $.01 per share     1,000,000      $ 10,000  $      -  $ (10,000)

Loss for year ending
 June 30, 1998            -              -          -         -
                    ---------      --------  --------- ---------
Balance,
 June 30, 1998      1,000,000        10,000         -    (10,000)

Settlement of
 subscriptions
 receivable
Issuance of common
 stock in May 1999
 for cash at $0.01
 per share          1,400,000        14,000         -         -

Issuance of common
 stock May 1999 for
 cash at $0.50 per
 share                315,000         3,150    154,350        -

Loss for year ending
 June 30, 1999             -             -          -         -

Foreign translation
 gain (loss)               -             -          -         -

Loss for period ending
Dec 31, 1999
                    ---------      --------  --------- ---------
Balance,
 Dec 31, 1999       2,715,000      $ 27,150  $ 154,350 $      -
                    =========      ========  ========= =========










   The accompanying notes are an integral part of these financial statements.

                                3-a

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                                        Accumulated
                                        Other          Total
                         Accumulated    Comprehensive  Stockholders'
                         Deficit        Income         Equity
Issuance of common stock
 in April 1998: for valued
 at $.01 per share       $       -      $   -     $       -

Loss for year ending
 June 30, 1998              (10,000)        -        (10,000)
                         ----------     ------    ----------
Balance,
 June 30, 1998              (10,000)        -        (10,000)

Settlement of subscriptions
 receivable
Issuance of common
 stock in May 1999 for
 cash at $0.01 per share         -          -         14,000

Issuance of common stock
 May 1999 for cash at
 $0.50 per share                 -          -        157,500

Loss for year ending
 June 30, 1999              (62,506)        -        (62,506)

Foreign translation
 gain (loss)                     -        (215)         (215)

Loss for period ending
 Dec 31, 1999               (41,730)       204       (41,526)
                         ----------     ------    ----------
Balance,
 Dec 31, 1999            $ (114,236)    $  (11)   $   67,253
                         ==========     ======    ==========













   The accompanying notes are an integral part of these financial statements.

                                3-b

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS

                         Period         Year           Dec 12, 1997
                         Ended          Ended          (Inception)
                         Dec 31,        June 30,       Though
                         1999           1999           Dec 31, 1999
Cash flows from operating activities:
 Net loss                $ (41,730)     $ (62,506)     $ (104,236)
 Adjustments to reconcile
  net loss to net cash used
  by operating activities:
 Increase in:
  Other assets                            (60,000)        (60,000)
  Loans payable              3,600                          3,600
  Accounts payable         (25,000)        62,500          37,500
                         ---------      ---------      ----------
Net cash (used) in
 operating activities      (63,130)       (60,006)       (123,136)
                         ---------      ---------      ----------
Cash flows from investing
 activities:
 Purchase - other           (5,000)                        (5,000)
 Purchase of property
  and equipment             (1,320)        (8,665)         (9,985)
                         ---------      ---------      ----------
Net cash used in
 investing activities       (6,320)        (8,665)        (14,985)

Cash flows from financing
 activities:
 Issuance of stock              -         171,500         171,500
                         ---------      ---------      ----------
Net increase in cash       (69,450)       102,829          33,379

Foreign translation gain       204           (215)            (11)

Cash,
 beginning of period       102,614             -               -
                         ---------      ---------      ----------
Cash, end of period      $  33,368      $ 102,614      $   33,368
                         =========      =========      ==========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest
 and income taxes:
 Interest                $      -       $      -       $       -
 Income taxes            $      -       $      -       $       -

NON-CASH INVESTING AND FINANCING
Stock subscribed in
 exchange for payables   $      -       $  10,000      $   10,000

   The accompanying notes are an integral part of these financial statements.

                      REWARD ENTERPRISES INC.
                   (A Development Stage Company)
                 Notes to the Financial Statements
                         December 31, 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Reward Enterprises Inc., formerly Sports Entertainment (hereinafter "the Company"), was incorporated in December 1997 under the laws of the State of Nevada primarily for the purpose of offering interactive online Internet entertainment and game playing. The name change to Reward Enterprises Inc. was effective on July 28, 1998

The Company is in the development stage and as of December 31, 1999 had not realized any significant revenues from its planned operations.

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

As shown in the accompanying financial statements, the Company incurred a comprehensive net loss of $41,526 and $62,721 for the period ended Dec 31, 1999 and the year ending June 30, 1999, respectively. The Company, being a developmental stage enterprise, is currently putting technology in place that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                      REWARD ENTERPRISES INC.
                   (A Development Stage Company)
                 Notes to the Financial Statements
                          December 31, 1999
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Provision for Taxes
At Dec 31, 1999, the Company had a net operating loss of approximately $41,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

                      REWARD ENTERPRISES INC.
                   (A Development Stage Company)
                 Notes to the Financial Statements
                          December 31, 1999
NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation and amortization are five to seven years. The following is a summary of property and equipment.

                                       Cost

          Computers                     $  9,985
          Website                         10,000
          Software license                50,000
                                        --------
                                        $ 69,985
                                        ========

No depreciation or amortization expense has been recognized for the period ended Dec 31, 1999 and the year ending June 30, 1999 because the assets were not placed in service.

NOTE 4 - INTANGIBLE ASSETS

The Company has capitalized $60,000 which is the contractual cost of the website and software license purchased from an independent supplier. No portion of this software-acquired at June 30, 1999-was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this software-which was purchased solely for internal use and will not be marketed externally-have been capitalized.

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

NOTE 6-STOCK OPTIONS

In September 1998, the Company adopted the Reward Enterprises Inc. 1999 Directors and Officers Stock Option Plan, a non-qualified plan. This plan allows the Company to distribute up to 2,000,000 shares of common stock to officers, directors, employees and consultants through the authorization of the Company's Board of Directors.

                      REWARD ENTERPRISES INC.
                   (A Development Stage Company)
                 Notes to the Financial Statements
                          December 31, 1999
NOTE 6-STOCK OPTIONS (CONTINUED)

During 1999, under Rule 701, the Company issued 2,500,000 common stock options for the services of consultants. The options issued include negotiation rights and begin vesting in June 1999, with 25% of the eligible shares vesting each year until the recipients are fully vested in their shares. The Company entered into consulting agreements with three directors of the Company. Two of the consultants will receive $5,000 per month and 500,000 common stock options exercisable at $0.10 per share and 500,000 common stock options exercisable at $0.25 per share. One director will receive $2,500 per month and 250,000 common stock options exercisable at $.10 per share and 250,000 common stock options exercisable at 0.25 per share. All options related to these agreements expire June 30, 2010. See Note 7.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: Risk-free interest rate of 5% and expected life of ten years.

Following is a summary of the stock options during 1998 and 1999:

                                                       Weighted
                                        Number         Average
                                        of             Exercise
                                        Shares         Price
[S]                                     [C]            [C]
Outstanding at 6-30-98                         -            -
                                        =========      =======
Granted                                 1,250,000      $  0.10
Granted                                 1,250,000      $  0.25
Exercised                                      -       $    -
Forfeited                                      -       $    -
                                        ---------      -------
Outstanding at 6-30-99                  2,500,000      $  0.18
Options exercisable at 6-30-99          2,500,000      $  0.18
                                        =========      =======
Weighted average fair value
 of options granted during 1999         $    0.18
                                        =========

NOTE 7 - RELATED PARTIES

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company's directors and stockholders. (See Note 6). An associate of a director of the Company provides office space to the Company at no charge. The value of this space is not considered significant.

                      REWARD ENTERPRISES INC.
                   (A Development Stage Company)
                 Notes to the Financial Statements
                          December 31, 1999

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Database Development
The Company's purchase commitment for services to develop a website at Dec 31, 1999 totaled $10,000, of which $5,000 was paid in 1999. As of Dec 31, 1999 the Company considered that the majority of the services contracted for were payable and accrued the balance owing of $5,000 as part of accounts payable.

Software License Agreement

The Company's purchase commitment for a software license agreement at Dec 31, 1999 totaled $50,000 of which $20,000 was paid in 1999. As of Dec 31, 1999 the Company considered the contract payable and accrued the balance of $30,000 as part of accounts payable.

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

NOTE 10 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange gain of $204 for the period ended Dec 31, 1999. The Company recorded this transaction in the Statement of Stockholders' Equity.

NOTE 11 - SUBSEQUENT EVENTS

On July 22, 1999, the Company incorporated a subsidiary in Nevis, Eastern Caribbean under the name Reward Nevis Group, Inc. The shares are held by another subsidiary, Reward International Group Ltd,, a Bermudian company, which was incorporated August 6, 1999. Reward International Group Ltd. is wholly owned by Reward Enterprises, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

     THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING DECEMBER 31, 1999 SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB

OVERVIEW

     Reward Enterprises, Inc. (the "Company") was incorporated in April 1998 as Sports Entertainment Productions Inc. to pursue opportunities around the world in the Internet based entertainment industry. The name was changed to Reward Enterprises, Inc in July 1998. The Company has two subsidiary companies, Reward International Group Ltd, a Bermuda corporation, and Reward Nevis Group, Inc., a Nevis based corporation. Its main objective is to develop a profitable "Entertainment Mail" through an e-commerce secure "Portal." Entertainment options offered will be videos, CDs, virtual casino-style games, free bingo and dice, and specialty and interactive video games. The general entertainment and e-commerce components will be marketed to the whole world while the gaming related options will focus on Asia, Europe, Australia and South America.

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

     Through Reward Nevis Group, Inc, the Company will operate its Web server from Belize and it will be administered from that location as well. A contract has been executed with INet Global Ltd. to host and secure the site. It is expected to be fully developed and operational by January 2000.

     Management of the Company is currently in the development stage of its business and is in the process of completing further agreements to implement its business plan. The Company plans to test the Web site operating and software systems, including gaming, shopping and browsing features, on-line ordering during the last quarter of 1999 and first quarter of 2000. A limited launch phase is expected later in the year.


RESULTS OF OPERATIONS

     There are no revenues in the quarter ending December 31, 1999 as the Company has not as yet activated its web site.

     During the six month period ending December 31, 1999, the Company incurred expenses of $41.730.

     A summary of this is as follows:

          Legal and Professional fees        $ 16,919
          Consulting fees                       7,500
          Travel and promotion                 12,510
          Other                                 4,792
                                             --------
               Total                         $ 41,735
                                             ========

     The Company has carefully controlled its expenses to date, and plans to complete a financing in the near future to provide necessary funds required in its business plan anti to further develop its business model.

     The Company has no employees at the present time and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants.
Cash on hand at December 31, 1999 was $33,367 and the Company
Company has sufficient funds to conduct its affairs.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has to date, financed its development stage by the sale of common stock. At December 31, 1999, the. Company had 2,715,000 shares of common stock outstanding and had raised a total of $181,500. At December 31, 1999 it had cash on hand of $33,367 and said cash resources are maintained with a large Canadian financial institution.

     The Company recognizes that it will need additional cash during the next twelve months and will endeavor to obtain additional cash through the sale of common stock. There is no assurance that the Company will be able to obtain additional capital as required, or obtain the capital on terms and conditions acceptable to it.

     The Company has sufficient cash to finance its operations of this stage of its development. Its liabilities relate to its software license and website development.

YEAR 2000 COMPUTER SOFTWARE CONVERSION

     All computer equipment owned by the Company has been acquired in the past 12 months and is not considered to be a problem for Year 2000. This assurance cannot be given for third party equipment for which the Company has no control.

     Since we have yet to acquire any technology in support of our services, the planned acquisitions will most likely involve hardware and software which is relatively new and therefore management does not anticipate. that it will incur significant Operating expenses or he required to invest heavily in computer systems improvements to be Year 2000 compliant.

     While the Company is confident that its systems will be compatible, no assurance can be given that this will not impact the Company's results of operations.

INFLATION

     Inflation has not been a factor during the quarter ending December 31, 1999. While inflationary forces are moderately higher than early 1999, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.


EXHIBIT INDEX

Exhibit No.    Description

27             Financial Data Schedule


                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on   its
behalf by the undersigned, thereunto duly authorized.

     Dated this 14th day of February, 2000.


                         REWARD ENTERPRISES INC.
                         (the "Registrant")



                         BY:  /s/ Robert Dinning
                              Robert Dinning, Secretary/Treasurer,
                              Chief Financial Officer and a Member of
                              the Board of Directors.