Form 10QSB
period 2000-03-31
REWARD ENTERPRISES INC
filed 2000-05-15
CIK 1067342

-----------------------------------------------------------------
-----------------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549
                ----------------------------------

                             FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000.

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

                  YES [ x ]          NO    [    ]

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value per share, at March 31, 2000 was 2,715,000 shares.

----------------------------------------------------------------------
----------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS.


Board of Directors
Reward Enterprises Inc.
Richmond, British Columbia
CANADA

                     ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of Reward Enterprises Inc. (a development stage company) as of March 31, 2000, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows, for the nine months period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Reward Enterprises, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in Note 2, the Company has been in the development stage since its inception on December 12, 1997. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. The Company has no revenues and has sustained losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Spokane, Washington

May 9, 2000

                      REWARD ENTERPRISES INC.
                   (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEETS



                                     March 31, June 30,
                                     2000      1999
ASSETS
CURRENT ASSETS
 Cash and cash equivalents           $ 29,661  $ 102,614
                                     --------  ---------
  TOTAL CURRENT ASSETS                 29,661    102,614
                                     --------  ---------
PROPERTY AND EQUIPMENT
 Computer hardware                      9,985      8,665
 Website                               10,000     10,000
 Software license                      50,000     50,000
 Accumulated depreciation
  and amortization                    (10,498)        -
                                     --------  ---------
  TOTAL PROPERTY AND EQUIPMENT         59,487     68,665
                                     --------  ---------
TOTAL ASSETS                         $ 89,148  $ 171,279
                                     ========  =========
LIABILITIES & STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Accounts payable                    $ 37,500  $  72,500
 Loans payable, related party           3,600         -
                                     --------  ---------
  TOTAL CURRENT LIABILITIES            41,100     72,500
                                     --------  ---------
TOTAL LIABILITIES                      41,100     72,500
                                     --------  ---------
COMMITMENTS AND CONTINGENCIES              -          -
                                     --------  ---------
STOCKHOLDERS' EQUITY
 Common stock, 200,000,000 shares
  authorized, $0.01 par value;
  2,715,000 shares issued and
  outstanding                          27,150     27,150
 Additional paid-in capital           154,350    154,350
 Subscriptions receivable                  -     (10,000)
 Accumulated deficit during
  development stage                  (133,419)   (72,506)
 Accumulated other
  comprehensive income                    (33)      (215)
                                     --------  ---------
TOTAL STOCKHOLDERS' EQUITY             48,048     98,779
                                     --------  ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $ 89,148  $ 171,279
                                     ========  =========


   The accompanying notes are an integral part of these financial statements.

                      REWARD ENTERPRISES INC.
                   (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                            Three Months Ended            Nine Months
                                                          Ended
                            03/31/00       03/31/99       03/31/00
                            (Unaudited)    (Unaudited)    Through
                            03/31/00       06/30/99       03/31/00


REVENUE                     $      -       $      -       $      -
                            ---------      ---------      ---------
EXPENSES
 Consulting fees                   -              -           7,500
 Commissions                       -              -              -
 Legal and professional
  fees                          5,000             -          21,920
 Travel and entertainment       2,742             -          14,290
 Depreciation and
  amortization                  3,499             -          10,498
 Office and
  administration                  940             -           6,705
                            ---------      ---------      ---------
Total operating expenses       12,181             -          60,913
                            ---------      ---------      ---------
NET LOSS FROM OPERATIONS      (12,181)            -         (60,913)

INCOME TAXES                       -              -              -
                            ---------      ---------      ---------

NET LOSS                      (12,181)            -         (60,913)

OTHER COMPREHENSIVE INCOME
 Foreign currency translation
  gain (loss)                      22             -             182
                            ---------      ---------      ---------
COMPREHENSIVE LOSS          $ (12,159)     $      -       $ (60,731)
                            =========      =========      =========

NET LOSS PER COMMON SHARE   $     NIL      $     NIL      $   (0.02)
                            =========      =========      =========
WEIGHTED AVERAGE NUMBER OF
 COMMON STOCK SHARES
 OUTSTANDING, BASIC AND
 DILUTED                   2,715,000       1,000,000      2,715,000
                           =========       =========      =========








  The accompanying notes are an integral part of these financials statements.

                                3-a

                      REWARD ENTERPRISES INC.
                   (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                        From 12/12/97
                                                        (Inception)
                                Nine Months Ended        Through
                                03/31/99                 03/31/00
                                (Unaudited)              (Unaudited)


REVENUE                         $      -                 $       -
                                ---------                ----------
EXPENSES
 Consulting fees                    9,000                    64,000
 Commissions                        1,000                     1,000
 Legal and professional fees           -                     31,920
 Travel and entertainment              -                     19,081
 Depreciation and amortization         -                     10,498
 Office and administration             -                      6,920
                                ---------                ----------
Total operating expenses           10,000                   133,419
                                ---------                ----------
NET LOSS FROM OPERATIONS          (10,000)                 (133,419)

INCOME TAXES                           -                         -
                                ---------                ----------

NET LOSS                          (10,000)                 (133,419)

OTHER COMPREHENSIVE INCOME
 Foreign currency translation
  gain (loss)                          -                        (33)
                                ---------                ----------
COMPREHENSIVE LOSS              $ (10,000)               $ (133,452)
                                =========                ==========

NET LOSS PER COMMON SHARE       $   (0.01)               $    (0.09)
                                =========                ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON STOCK SHARES
 OUTSTANDING, BASIC AND
 DILUTED                        1,000,000                 1,552,288
                                =========                 =========










  The accompanying notes are an integral part of these financials statements.

                                 3-b

                      REWARD ENTERPRISES INC.
                   (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                             Common Stock
                           Number              AdditionalSubscriptions
                           of Shares Amount    Paid-in   Capital
Issuance of common stock in
 April 1998: for valued at
 $0.01 per share           1,000,000 $ 10,000  $      -  $ (10,000)

Loss for year ending
 June 30, 1998                    -        -          -         -
                           --------- --------  --------- ---------
Balance, June 30, 1998     1,000,000   10,000         -    (10,000)
Issuance of common stock in
 May 1999 for cash at $0.01
 per share                 1,400,000   14,000         -         -

Issuance of common stock
 May 1999 for cash at
 $0.50 per share             315,000    3,150    154,350        -
Foreign translation gain
 (loss)                           -        -          -         -

Loss for year ending
 June 30, 1999                    -        -          -         -
                           --------- --------  --------- ---------
Balance, June 30, 1999     2,715,000   27,150    154,350   (10,000)

Settlement of subscriptions
 receivable                       -        -          -     10,000

Loss for period ending
 March 31, 2000                   -        -          -         -

Foreign translation gain
 (loss)                           -        -          -         -
                           --------- --------  --------- ---------
Balance,
 March 31, 2000
 (unaudited)               2,715,000 $ 27,150  $ 154,350 $      -
                           ========= ========  ========= =========












    The accompanying notes are an integral part of these financials statements.

                                  4-a

                        REWARD ENTERPRISES INC.
                     (A Development Stage Company)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          Accumulated
                                          Other          Total
                           Accumulated    Comprehensive  Stockholders'
                           Deficit        Income         Equity
Issuance of common stock in
 April 1998: for valued at
 $0.01 per share           $       -      $   -          $        -

Loss for year ending
 June 30, 1998                (10,000)        -              (10,000)
                           ----------     ------         -----------
Balance, June 30, 1998        (10,000)        -              (10,000)

Issuance of common stock in
 May 1999 for cash at $0.01
 per share                         -          -               14,000

Issuance of common stock
 May 1999 for cash at $0.50
 per share                         -          -              157,500

Foreign translation gain
 (loss)                            -        (215)               (215)

Loss for year ending
 June 30, 1999                (62,506)        -              (62,506)
                           ----------     ------         -----------
Balance, June 30, 1999        (72,506)      (215)             98,779

Settlement of subscriptions
 receivable                        -          -               10,000

Loss for period ending
 March 31, 2000               (60,913)        -              (60,913)

Foreign translation gain
(loss)                             -         182                 182
                           ----------     ------         -----------
Balance,
 March 31, 2000
 (unaudited)               $ (133,419)    $  (33)        $    48,048
                           ==========     ======         ===========










    The accompanying notes are an integral part of these financials statements.

                                  4-b

REWARD ENTERPRISES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         From
                                                         12/12/97
                                                         (Inception)
                           Nine Months Ended             through
                           03/31/00       03/31/99       03/31/00
                           (Unaudited)    (Unaudited)    (Unaudited)

Cash flows from operating activities:
 Net loss                  $ (60,913)     $ (10,000)     $ (133,419)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
  Depreciation and
   amortization               10,498             -           10,498
  Increase in:
   Other assets               (5,000)            -          (65,000)
   Loans payable               3,600             -            3,600
   Stock subscriptions
    receivable                10,000             -               -
   Accounts payable          (35,000)        10,000          37,500
                           ---------      ---------      ----------
Net cash (used) in
 operating activities        (76,815)            -         (146,821)
                           ---------      ---------      ----------
Cash flows from investing
activities:
 Purchase of property and
  equipment                   (1,320)            -           (9,985)
                           ---------      ---------      ----------
Net cash used in investing
 activities                   (1,320)            -           (9,985)
                           ---------      ---------      ----------
Cash flows from financing
 activities:
 Issuance of stock                -              -          181,500
                           ---------      ---------      ----------
Net increase in cash         (78,135)            -           24,694
Foreign translation gain
 (loss)                          182             -              (33)
Cash, beginning of period    102,614             -               -
                           ---------      ---------      ----------
Cash, end of period        $  24,661      $      -       $   24,661
                           =========      =========      ==========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest
 and income taxes:
 Interest                  $      -       $      -       $       -
                           =========      =========      ==========
 Income taxes              $      -       $      -       $       -
                           =========      =========      ==========
NON-CASH TRANSACTIONS
Stock subscribed in exchange
 for payables              $ (10,000)     $  10,000      $       -
                           =========      =========      ==========
    The accompanying notes are an integral part of these financials statements.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
                 Notes to the Financial Statements
                           March 31, 2000

NOTE - ORGANIZATION AND DESCRIPTION OF BUSINESS

Reward Enterprises Inc., formerly Sports Entertainment (hereinafter "the Company"), was incorporated in December 1997 under the laws of the State of Nevada primarily for the purpose of offering interactive online Internet entertainment and game playing. The name change to Reward Enterprises Inc. was effective on July 28, 1998.

In July and August 1999, the Company incorporated two subsidiaries in the eastern Caribbean. See Note 5.

The Company is in the development stage and as of March 31, 2000 had not realized any significant revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Reward Enterprises Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Development Stage Activities
The Company has been in the development stage since its formation on December 12, 1997. It is primarily engaged in internet entertainment and the business of gaming.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a comprehensive net loss of $55,731 and $10,000 for the nine month periods ended March 31, 2000 and 1999, respectively. The Company is currently putting technology in place that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
                 Notes to the Financial Statements
                            March 31, 2000
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Share
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes
At March 31, 2000, the Company had a net operating loss of approximately $55,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any additional adjustments are needed to the carrying value of its assets at March 31, 2000.

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
                 Notes to the Financial Statements
                            March 31, 2000
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
At March 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Interim Financial Statements
The interim financial statements as of and for the three months ended March 31, 2000, included herein have been prepared for the Company, without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation and amortization are five to seven years.

Depreciation expense of $1,498 has been recognized for the period ended March 31, 2000.

NOTE 4 - INTANGIBLE ASSETS

The Company has capitalized $60,000 which is the contractual cost of the website and software license purchased from an independent supplier. No portion of this software - acquired at June 30, 1999 - was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this software - which was purchased solely for internal use and will not be marketed externally - have been capitalized and are being amortized over five years. Amortization expense of $9,000 has been recognized for the period ended March 31, 2000.

NOTE 5 - SUBSIDIARIES

On July 22, 1999, the Company incorporated a subsidiary in Nevis, eastern Caribbean under the name Reward Nevis Group, Inc. The shares are held by another subsidiary, Reward International Group Ltd., a Bermudian company, which was incorporated August 6, 1999. Reward International Group Ltd. is wholly owned by Reward Enterprises Inc. The Company contributed an initial investment of $5,000 toward the start-up of the subsidiary.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
                 Notes to the Financial Statements
                            March 31, 2000
NOTE 6 - COMMON STOCK

Upon incorporation, subscriptions for 10,000,000 shares of common stock were issued at $.001 per share for $10,000. In July 1999, the Board of Directors authorized a 1 for 10 reverse stock split. This decreased the number of issued and outstanding shares to 1,000,000 and increased the par value of the stock to $0.01 per share. All financial statement information herein has been changed to reflect this stock split.

An additional share issuance under Regulation D, Rule 504, was for 1,400,000 common shares at $.01 and 315,000 common shares at $0.50 per share for total proceeds of $171,500.

At June 30, 1999, $10,000 in stock subscriptions was receivable.
During the nine months ended March 31, 2000, the subscriptions receivable were satisfied.

NOTE 7 - STOCK OPTIONS

In September 1998, the Company adopted the Reward Enterprises Inc. 1999 Directors and Officers Stock Option Plan, a non-qualified plan. This plan allows the Company to distribute up to 2,000,000 shares of common stock to officers, directors, employees and consultants through the authorization of the Company's board of directors.

During 1999, under Rule 701, the Company issued 2,500,000 common stock options for the services of consultants. The options issued include negotiation rights and begin vesting in June 1999, with 25% of the eligible shares vesting each year until the recipients are fully vested in their shares. The Company entered into consulting agreements with three directors of the Company. Two of the directors will receive $5,000 per month and 500,000 common stock options exercisable at $0.10 per share and 500,000 common stock options exercisable at $0.25 per share. The other director will receive $2,500 per month and 250,000 common stock options exercisable at $.10 per share and 250,000 common stock options exercisable at 0.25 per share. All options related to these agreements expire June 30, 2010.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: Risk-free interest rate of 5% and expected life of ten years. A minimum volatility of
1.25 was used which resulted in no adjustment to compensation.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
                 Notes to the Financial Statements
                            March 31, 2000

NOTE 7 - STOCK OPTIONS (continued)

Following is a summary of the stock options during:

                                                    Weighted
                                     Number         Average
                                     Of             Exercise
                                     Shares         Price

Outstanding at 3-31-99                      -           -
                                     =========      ======
Granted                              1,250,000      $ 0.10
Granted                              1,250,000      $ 0.25
Exercised                                   -       $   -
Forfeited                                   -       $   -
                                     ---------      ------
Outstanding at 6-30-99               2,500,000      $ 0.18
Options exercisable at 6-30-99       2,500,000      $ 0.18
                                     ---------      ------
Outstanding at 3-31-2000             2,500,000
Options exercisable at 3-31-2000     2,500,000
                                     =========
Weighted average fair value of
 options granted (1999) at 3-31-2000    $ 0.18
                                        ======
NOTE 8 - RELATED PARTIES

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company's directors and stockholders. (See Note 6). An associate of a director of the Company provides office space to the Company at no charge. The value of this space is not considered significant. The Company also received funds from a related party. See Note 10.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Database Development
The Company's purchase commitment for services to develop a website at March 31, 2000 totaled $10,000, of which $5,000 was paid in 1999. As of March 31, 2000, the Company considered that the majority of the services contracted for were payable and accrued the balance owing of $5,000 as part of accounts payable.

Software License Agreement
The Company's purchase commitment for a software license agreement at March 31, 2000 totaled $50,000 of which $20,000 was paid in 1999. As of March 31, 2000, the Company considered the contract payable and accrued the balance of $30,000 as part of accounts payable.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
                 Notes to the Financial Statements
                            March 31, 2000
NOTE 9 - COMMITMENTS AND CONTINGENCIES

As further consideration for the rights granted under the software license, the licensee, Reward Enterprises Inc., will pay a royalty calculated at 30% of gross revenue until aggregate royalty payments of $100,000 have been paid. After the $100,000 has been paid, the royalty rate will be reduced to 20% of gross revenue until an aggregate $1,000,000 has been paid and, thereafter, royalty payments will be 15% of gross revenue for the balance of the term of the agreement. The term of the agreement is two years with an option to renew for another two years. Royalty payments begin at the end of the first month after the Company is no longer considered to be in the development stage.

NOTE 10 - LOANS PAYABLE

The Company received funds from a related party in the form of a loan. This has been recorded as an unsecured, non-interest bearing, short-term loans being payable upon demand.

NOTE 11 - CONCENTRATIONS

The Company maintains two checking accounts at a financial institution located in Delta, British Columbia, Canada. One checking account is maintained in U.S. dollars, and the second in Canadian dollars. The combined total of both accounts, as translated to U.S. dollars, was $29,661 as of March 31, 2000. Neither account is insured by the FDIC.

NOTE 12 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange gain of $182 for the period ended March 31, 2000. The Company recorded this transaction in the Statement of Stockholders' Equity.

NOTE 13 - YEAR 2000

Like other companies, Reward Enterprises Inc. may be adversely affected if the computer systems it, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time, because of the complexities involved in the issue, management cannot provide assurances that the Year 2000 issue will not have an impact on the company's operations.

The Company has reviewed its business and processing systems and believes that the majority of its systems are already Year 2000 compliant or can be made so with software updates. Based on preliminary assessments, the Company regards the costs associated with Year 2000 readiness to be immaterial. Costs for Year 2000 compliance is expensed as incurred.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL
CONDITION OF THE COMPANY FOR THE PERIOD ENDING MARCH 31, 2000 SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS,
INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB

OVERVIEW

  Reward Enterprises, Inc. (the "Company") was incorporated in April 1998 as Sports Entertainment Productions Inc. to pursue opportunities around the world in the Internet based entertainment industry. The name was changed to Reward Enterprises, Inc in July 1998. The Company has two subsidiary companies, Reward International Group Ltd, a Bermuda corporation, and Reward Nevis Group, Inc., a Nevis based corporation. Its main objective is to develop a profitable "Entertainment Mall" through an e-commerce secure "portal." Entertainment options offered will be videos, CDs, virtual casino-style games, free bingo, and dice and specialty and interactive video games. The general entertainment and e-commerce components will be marketed to the whole world while the gaming related options will focus on Asia, Europe, Australia and South America.

  On June 15, 1999, Reward Nevis Group, Inc, a wholly owned subsidiary of the Company entered into a non-exclusive software license agreement with Chartwell Technologies Inc, of Laguna Hills, California to acquire and development all software necessary to conduct the Internet gaming activity and to handle all Internet cash transactions. This software is customized and is a full service gaming system that includes twelve casino games, a back-end administrative utility with remote access, I.P. Tracking, e-Commerce software and technical support. The license is non-exclusive and is currently licensed to others. The Company is restricted in the use of this technology and cannot sublicense it to others. It is for a period of two years and has provision for renewal for additional two years. The royalty payable is 15% of gross revenues generated. Pursuant to the agreement, $20,000 has been paid to Chartwell to date and a further payment of $10,000 will be made in the last quarter of 1999.

  Management of the Company is currently in the development stage of its business and is in the process of completing further agreements to implement its business plan. The Company continues to evaluate its business plan to determine its best course of action. The Company continues to test the Web site operating and software systems, including gaming, shopping and browsing features, and on-line ordering. There are no new developments regarding this testing program.

RESULTS OF OPERATIONS

  There are no revenues in the quarter ending March 31, 2000 as the Company has not as yet activated its web site.

  During the nine-month period ending March 31, 2000, the Company incurred expenses of $45.232.

  A summary of this is as follows:

  Legal and Professional fees             $ 16,919
  Consulting fees                            7,500
  Travel and promotion                      15,262
  Other                                      5,551
                                          --------
  Total                                   $ 45,232
                                          --------

  The Company continues to carefully control its expenses, and intends to seek financing in the near future to provide necessary funds required in its business plan and to further develop its business model.

  The Company has no employees at the present time and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants.

  Cash on hand at March 31, 2000 was $29,663 and the Company has sufficient funds to conduct ifs affairs.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has to date, financed its development stage by the sale of common stock. At March 31, 2000, the Company had 2,715,000 shares of common stock outstanding and had raised a total of $181,500. At March 31, 2000 it had cash on hand of $29,663 and said cash resources are maintained with a large Canadian financial institution.

  The Company recognizes that it will need additional cash during the next twelve months and will endeavor to obtain additional cash through the sale of common stock. There is no assurance that the Company will be able to obtain additional capital as required, or obtain the capital on terms and conditions acceptable to it.

  The Company has sufficient cash to finance its operations at this stage of its development but does intend to seek additional financing. Its liabilities relate to its software license and website development.

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

INFLATION

  Inflation has not been a factor during the quarter ending March
31, 2000. While inflationary forces are moderately higher than in 1999, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.

EXHIBIT INDEX

Exhibit No. Description

27               Financial Data Schedule


                          SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on   its
behalf by the undersigned, thereunto duly authorized.

  Dated this 12th day of May, 2000.


                      REWARD ENTERPRISES INC.
                      (the "Registrant")



                      BY:  /s/ Robert Dinning
                           Robert Dinning, Secretary/Treasurer,
                           Chief Financial Officer and a Member of
                           the Board of Directors.