Form 10KSB
period 2000-06-30
REWARD ENTERPRISES INC
filed 2000-10-12
CIK 1067342

                            FORM 10-KSB
-----------------------------------------------------------------------
                 SECURITIES AND EXCHANGE COMMISSION
                       450 Fifth Street, N.W.
                     Washington, D. C.   20549
---------------------------------------------------------------------

(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30,
          2000 OR
[   ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                 Commission file number: 000-27259

                      REWARD ENTERPRISES, INC.
        (Exact name of small business issuer in its charter)

Nevada                             98-0203927
State or other jurisdiction of     I.R.S. Employer Identification No.
incorporation or organization

                       12880 Railway Avenue
                            Unit No. 35
                   Richmond, British Columbia
                         Canada   V6C 2G8
  (Address of principal executive offices, including Postal Code)

             Issuer's telephone number: (604) 644-5139

Securities Registered Under Section 12(b) of the Exchange Act:
     None

Securities Registered Under Section 12(g) of the Exchange Act:
     Common Stock, 0.001 par value (Title of class)

Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [ X ]      No [   ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for most recent fiscal year:
     $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price as of June 30, 2000 being $0.00 per share: $0.00

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,715,000 shares of Common Stock as of June 30, 2000.


                         TABLE OF CONTENTS

                                                               Page
PART I ............................................................ 4

Item 1. Description of Business ................................... 4

Item 2. Description of Property ...................................12

Item 3. Legal Proceedings .........................................12

Item 4. Submission of Matters to a Vote of Security Holders .......12

PART II ...........................................................13

Item 5. Market for Common Equity and Related Stockholder Matters ..13

Item 6. Management's Discussion and Analysis of Financial Condition
And Results of Operations .........................................14

Item 7. Financial Statements ......................................18

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................................32


PART III ..........................................................32

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act .................32

Item 10. Executive Compensation ...................................33

Item 11. Security Ownership of Certain Beneficial Owners and
Management ........................................................37

Item 12. Certain Relationships and Related Transactions ...........38

Item 13. Exhibits and Reports on Form 8-K .........................38

             NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's lack of an operating history, the Company's lack of revenues and unpredictability of future revenues; the Company's lack of functional operating systems, distribution infrastructure and website; the seasonality of the toy industry; the Company's future capital requirements to develop our operating systems, distribution facilities, website and administrative support systems; intense competition from established competitors with greater resources; the Company's reliance on internally developed systems and system development risks; the risks of system failure; the Company's dependence on the Internet and continued growth of online commerce; the uncertainty of participating in developing a market; the Company's reliance on merchandise suppliers and third parties and lack of agreements with such third parties; the risks associated with rapidly changing technology; intellectual property risks; risks associated with online commerce security; the risks associated with governmental regulations and legal uncertainties; and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Form 10-KSB. Certain of the forward looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".

                               PART 1

ITEM 1.   DESCRIPTION OF BUSINESS.

History

     Reward Enterprises Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 12, 1997, as Sports Entertainment Productions, Inc. to engage in the business of Internet entertainment including gaming. In July 1998, the Company changed its name to Reward Enterprises Inc. Reward Enterprises, Inc. maintains and administrative office at 12880 Railway Avenue, Unit 35, Richmond, British Columbia, Canada V7E 6G4.

Operations

     The Company's is a start-up business and has not commenced operations as of the date hereof other than an undertaking of a market analysis and development of a virtual casino website. As such, the following reflects the Company's proposed plan of operation. There is no assurance however, that the Company will ultimately be able to implement its plan of Internet Gaming.

Internet Gaming

     The Company plans to offer on the Internet, casino-style gaming opportunities including baccarat, blackjack and poker through a wholly owned subsidiary corporation called Reward Nevis Group Inc. which has been incorporated on island of Nevis, part of St. Kitts & Nevis, in the Eastern Caribbean. As of the date hereof, the Company has not established its web-site on the Internet. The Company intends to establish its web-site under the name of "CasinoReward"; however, there is no assurance that the Company will begin operations as planned.

Software

     In order to initiate its gaming operations, the Company has entered into a non-exclusive software license agreement with Chartwell Technologies Inc. ("Chartwell") of Laguna Hills, California to acquire and develop all software necessary to conduct the Internet gaming activity and to handle all Internet cash transactions connected
therewith.   The software is customized and is a full service gaming
system which includes twelve casino games, a back-end administrative utility with remote access, I.P. Tracking, e-Commerce software and technical support. The software is currently licensed to others at a number of other Internet sites such as: www.casino.com; www.777casino.net; www.truebet.com; www.oldvegas.com; and, www.instacash.com. The Company does not intend to undertake any software development or research, but intends to rely entirely on the efforts of Chartwell. The Company may not license the software to anyone other than wholly owned subsidiary corporations of the Company.

     Pursuant to the terms of the license agreement with Chartwell, the Company paid Chartwell $20,000 upon the execution of the agreement, made one additional payment of $10,000 in October, 1999 and will make an additional payments of $20,000 at an indeterminate date. In addition, the Company has paid Chartwell $8,000 for the purchase of a server and associated software. Chartwell will also receive 30% of the Company's gross revenues from its gaming operations up to a maximum of $100,000; 20% thereafter, up to a maximum of $1,000,000; and 15% of the Company's gross revenues from gaming thereafter. Upon the execution of the agreement, the Company paid Chartwell $5,000 for its website design and development and will pay Chartwell an additional $5,000 upon completion of the website. The initial agreement is for a period of two years and is renewable thereafter at the Company's option, provided that the Company makes a written election to renew the same at least 90 days prior to the termination date.

     In the event that Chartwell ceases operations for any reasons or refuses to renew its agreement with the Company, the Company will have to cease operations.

The Website

     The Company's website will be accessible to customers with a minimum hardware configuration consisting of a 486 personal computer with Windows 95 or greater, with 16 MB RAM, 20 MB free hard disk space, a 14,400 modem and a direct PPP Internet connection. All games will be provided in a Windows-based, menu driven format with "point and click" interactivity.

     Persons who wish to gamble will be able to subscribe for membership over the Internet by completing an application form appearing at the website. Part of the application process requires that the subscriber open an account and make a minimum deposit into such account. The account will be located in Nevis and all moneys will deposited there and winnings will be paid from there to the customer.

     The website will be controlled by the Company and will be designed to invite customers to sign up and apply for a membership. After a membership application is reviewed, it is either accepted or rejected based on criteria including, but not limited to, age and geographic location of the customer. The Company's policy will be to accept subscriptions only from persons of the legal age of majority who are believed to reside in jurisdictions that are not known to expressly prohibit Internet gaming. Upon acceptance, the approved customer is then given a username and password and is thereby able to access the Company's gaming server over the Internet through their Internet service provider.

     The Company's website will allow customers to review all terms, rules and conditions applicable to gaming and other uses at the site. All gaming winnings and losses are debited and credited to the customer's account on a real-time basis. All games are conducted pursuant to house rules and advantages that are published at the website and which are as favorable or more favorable than those used by major land based casinos.

     The gaming opportunities offered at the proposed website have been designed similar to that of a land based style casino and include among the gaming menu items various games including blackjack, video poker, slots and roulette. Customers use the Windows format of commands to carry out gaming activities. The website will initially be written in English.

The Nevis Company - Reward Nevis Group Inc.

     The Company incorporated a wholly owned subsidiary on the island of Nevis, part of St. Kitts and Nevis, in the Eastern Caribbean which will is registered in Nevis and which will operate from the island of Nevis.

     The islands of St. Kitts and Nevis are located in the northern part of the Leeward Islands 1200 miles from Miami and approximately 200 miles from Puerto Rico and the US or British Virgin Islands. A six mile straight separates the two islands. St. Kitts is 23 miles long and five miles across at its widest encompassing an area of 68 square miles while Nevis is approximately 7 miles in diameter and covers a total of 36 square miles and has a combined population of 50,000.

     On September 23, 1983, St. Kitts and Nevis gained independence from Britain, but the two-island nation remains a member of the Commonwealth. English is the main language of the islands.

     The communication system of the island is fiber optic based, thus providing a significant advantage as compared to systems of other
Caribbean countries which are typically copper wire based.

     All of the Company's Internet gaming and related banking operations will be carried out by Reward Nevis Group Inc. through the Bank of Nevis pursuant to the nonexclusive Software License Agreement entered into with Chartwell. The hardware and software platforms on which the Company's Internet gaming operations will be conducted, including all computer servers, will be located and operated by Company staff. The Company may maintain a redundant server located in North America in order to monitor gaming operations.

Principal Markets

     Use of the Company's gaming website is available to any person of legal majority age residing in a jurisdiction in which Internet gaming is legal. Those persons visiting the site that do not wish to gamble may play the games free of charge in the free game area.

     The Company intends to advertise and promote its gaming business in all available advertising mediums, subject to compliance with applicable laws. As of the date hereof, the Company has not initiated any research to determine the parameters in which it may advertise.

Competition

     The Company will compete with other companies marketing gaming related entertainment products and services. Industry information indicates that there are currently in excess of 350 Internet gaming websites, each of which is actively seeking to increase its user base of gamblers. Many of the Internet gaming sites utilize software developed for their own purposes. There are at least four other firms such as Chartwell that are in the business of licensing their proprietary gaming software systems. Each of these, including Chartwell, are actively seeking to increase the number of their licensed sites.

     The Company expects to encounter significant competition from existing providers of Internet gaming operations and expects to encounter increasing competition as additional Internet gaming service providers come on-line. Many of the Company's potential competitors have or may have, as the case may be, greater capital and other resources than the Company and may choose to adopt a marketing plan similar to that proposed by the Company. There can be no assurance that the Company will be able to generate meaningful revenues or earnings from its proposed Internet gaming operations or otherwise successfully compete in the future.

     The Company believes that its ability to compete favorably is enhanced by the fact that the Chartwell software is Java based, thus allowing users to log on to the Company's site and begin play immediately after completion of financial arrangements. Many existing Internet gaming sites utilize software written in languages other than Java, which require users to obtain a disk or CD-ROM in order to play, or are required to spend lengthy periods of time downloading software programs. In addition, the communication infrastructure in Nevis is fiber optic based, thus allowing more traffic to access the site at any one time as compared to standard copper wire lines. Copper line telephone systems are prevalent throughout most of the Caribbean Islands.

     The Company may have difficulty in attracting users to its site if it is unable to construct its virtual casino in such a fashion as to provide a unique and enjoyable gaming experience for players. In addition, the Company recognizes the need to spend funds on advertising and promotion of its site through a host of Internet sites that management believes are visited by potential gaming customers.

Testing

     The Company estimates that the Nevis facility and website will be fully developed and commercialized prior to the end of fourth quarter 2000. Standard beta testing of the site will take place but is not anticipated to be onerous since the software has been proven to successfully operate with a number of other online gaming sites.

Government Regulation

     Gaming activities are stringently regulated in the United States and most developed countries and are based upon policies that are concerned with, among other things, (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the governing jurisdictions; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of government revenue through taxation and licensing fees.

     At the present time, the Company believes that a number of developed countries, including Australia and several countries in Europe, the Caribbean, Latin America, the Middle East, Asia, and Africa do not prohibited Internet gaming activities. However, gaming over the Internet is a new industry and some or all of these foreign jurisdictions may take action to more severely regulate or even prohibit Internet gaming operations in their jurisdictions.

     The Company believes that as of the date of this Annual Report, many federal and state prosecutorial agencies in the United States have taken the position that the provision of Internet gaming services to residents of the United States is subject to existing federal and state laws which generally prohibit the provision of gaming opportunities, except where licensed or subject to exemption. It is the Company's understanding that many providers of Internet gaming services to citizens and residents of the United States have taken the position that existing federal and state laws pertaining to the provision of gaming opportunities do not apply to Internet gaming services. In 1997, legislation was introduced to the United States Senate and House of Representatives (the Kyle bill) which, if enacted in any of its modified forms, would effectively amend the Federal Wire Statute, codified at 18 U.S.C. 1084, to prohibit Internet gaming operations to residents of the United States (Internet Gambling Prohibition Act of 1997; S. 474 and H.R. 2380). The Company's policy will be to not offer its Internet gaming services to citizens or residents of any jurisdiction that prohibits such activities, and to otherwise endeavor to comply with laws pertaining to gaming.

     Since all aspects of the Company's operations will take place on the island of Nevis in the Eastern Caribbean and Reward Nevis Group Inc. will be licensed to conduct Internet wagering by the sovereign state of Nevis, the Company's operations at that location are not expected to be affected by passage of legislation in other jurisdictions.

     The Company also believes that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website. There is no assurance that such security precautions will be successful.

Year 2000

     The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including among others, temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Since the Company has yet to acquire any technology in support of its services, the planned acquisitions will most likely involve hardware and software which is relatively new and therefore management does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. As the Company makes arrangements with significant hardware and software suppliers, the Company intends to determine the extent to which the Company's systems may be vulnerable should those third parties fail to address and correct their own Year 2000 issues and take measures to reduce the Company's exposure, such as, finding alternative suppliers or requiring the suppliers to correct Year 2000 compliance issues prior to the Company acquiring the product. The Company anticipates that this will be an ongoing process as the Company begins to implement its plan of operation through 2000 and 2001. There can be no assurances that the systems of suppliers or other companies on which the Company may rely on will be converted in a timely manner and will not have a materially adverse effect on the Company's systems. Additionally there can be no assurances that the computer systems necessary to maintain the viability of the Internet will be Year 2000 compliant. The Company believes that it is taking the steps necessary regarding Year 2000 compliance issues with respect to matters within its control. However, no assurance can be given that the Company's systems will be made Year 2000 compliant in a timely manner or that the Year 2000 problem will not have a material adverse effect on the Company's business, financial condition and results of operations.

     On January 3, 2000, Chartwell conducted tests of their operational and gaming systems for Year 2000 compliance. Based on these tests, we believe our systems and the systems of our third-party vendors and service providers will be Year 2000 compliant. We intend to continue to monitor our systems for Year 2000 compliance, and in the event that we incur expenses associated with resolving Year 2000 compliance issues that arise, we intend to expense the operating costs as they are incurred and capitalize the capital costs as they are incurred. For the next fiscal year, we do not expect to incur any major operating or capital expenditures that would have a material impact on our financial condition or results of operations.

Company's Office

     The Company's administrative headquarters are located 12880
Railway Avenue, Unit 35, Richmond, British Columbia, Canada V7E 6G4 and its telephone number (604) 644-5139.

Employees

     The Company is a development stage company and currently has no employees other than its Officers and Directors. The Company intends to hire additional employees as needed.

Risk Factors

     1. Company Has No History of Earnings. The Company has no operating history and is subject to all of the risks inherent in a developing business enterprise including lack of cash flow and service acceptance.

     2. Development and Market Acceptance of Services. The Company's success and growth will depend upon its ability to market its services. The Company's success will depend in part upon the market's acceptance of, and the Company's ability to deliver and support its gaming services.

     3. Dependence on Technology Supplier. The Company is dependent upon an outside technology supplier for the preparation and creation of its web site and gaming activity. The unavailability of such services will result in the Company ceasing operations.

     4. Liquidity; Need for Additional Financing. The Company believes that it does not have the cash it needs for at least the next twelve months based upon its internally prepared budget. Further, the Company's cash requirements are not easily predictable and there is a possibility that its budget estimates will prove to be inaccurate. If the Company is unable to generate a positive cash flow, it will be required to substantially curtail operations and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future which could impair its short-term marketing and sales efforts and adversely affect its results of operations.

     5. Foreign Operations Risks. The Company's principal business operations will be located on the island of Nevis in the Eastern Caribbean country of St. Kitts and Nevis. St. Kitts and Nevis laws relating to gaming, taxation, business licensing and other areas may be different from those typically encountered in the United States. Currently, there are a number of Internet related websites operating from Nevis. Although management intends to ensure that all agreements, permits, licenses and/or regulatory approvals are adequately addressed and followed, there can be no assurance that the regulatory climate in the future in St. Kitts & Nevis will not change in a materially negative way for the Company.

     6. Potential Liabilities. The Company could potentially encounter liabilities with respect to operation of its Internet gaming website. Prior to any user commencing play on the Company's site, the user must read and acknowledge by point and click, the respective conditions of play. Such conditions have been developed by Chartwell and form part of the standard user registration format at Chartwell's other licensed sites. The conditions specifically include the fact that the player fully understands, agrees to, becomes a party to and shall abide by all rules, regulations, terms and conditions, contained in the user play agreement.

     7. Competition. Most of the Company's competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the Company's services compete indirectly with all other forms of gambling.

     8. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day to day affairs of the Company.

     9. Issuance of Additional Shares. 197,285,000 shares of Common Stock or 98.6425% of the 200,000,000 authorized shares of Common Stock of the Company are unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments or contracts to issue any additional shares to other persons. The Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

     10. Indemnification of Officers and Directors for Securities Liabilities. The laws of the State of Nevada provide that the Company could indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Corporation Act of the State of Nevada. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     11. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

     12. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.


ITEM 2. Description of Property

     The Company does not own any real or personal property. The
Company's only asset is cash.

     The Company's administrative headquarters are located at 12880 Railway Avenue, Unit No. 35, Richmond, British Columbia, Canada V7E 6G4 and its telephone number is (604) 644-5139. The Company currently uses office space provided by one of the directors. There is no formal lease agreement for the Company's offices.


ITEM 3. Legal Proceedings

     The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     None. No matters were submitted during the forth quarter of the fiscal year covered by this report to a vote of security holders.

                              PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

     No market exists for the Company's securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustainable. A shareholder in all likelihood, there fore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

     There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities. On January 4, 1999, the NASD amended its rules regarding listing of securities for trading on the Bulletin Board which it operates. Effective January 4, 1999, securities of corporations will not be listed for trading on the Bulletin Board unless the corporation files reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     The Company has applied to the NASD for approval to have the Company's Common Stock accepted for quotation on the OTC Bulletin Board. No approvals had been obtained by June 30, 2000. The OTCBB constitutes a limited and sporadic trading market and does not constitute an "established trading market."

     As of June 30, 2000, the Company has 32 holders of record of its Common Stock.

     The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

     The Company has 2,715,000 shares of Common Stock issued and outstanding as of June 30, 2000. Of the 2,715,000 shares of the Company's Common Stock outstanding all shares are freely tradeable.

     In 1999, the Company reverse split its shares of common stock on a 1 for 10 basis, reducing the total outstanding shares from 10,000,000 to 1,000,000.

     On April 5th and 6th, 1999, the Company sold 1,715,000 shares of its common stock to 18 investors in consideration of $171,500. The shares were sold pursuant to Reg. 504 of the Act. A commission of $17,500 was paid to F.J.R. Resources Inc. All sales were made outside the United States of America.

     In March and May 1999, the Company issued options to Gerald Williams, Brian Doutaz and Frank J. Rigney to acquire up to 2,500,000 shares of common stock. The options were granted pursuant to Reg. 701 of the Act. As of the date hereof, no options have been exercise.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

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

     On June 15, 1999, Reward Nevis Group, Inc, a wholly owned subsidiary of the Company entered into a non-exclusive software license agreement with Chartwell Technologies Inc, of Laguna Hills, California to acquire and development all software necessary to conduct the Internet gaming activity and to handle all Internet cash transactions. This software is customized and is a full service gaming system that includes twelve casino games, a back-end administrative utility with remote access, I.P. Tracking, e-Commerce software and technical support. The license is non-exclusive and is currently licensed to others. The Company is restricted in the use of this technology and cannot sublicense it to others. It is for a period of two years and has provision for renewal for additional two years. The royalty payable is 15% of gross revenues generated. Pursuant to the agreement, $30,000 has been paid to Chartwell to date and a further payment of $20,000 will be made at an indeterminate date.

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

Results of Operations - Period From July 01, 1999 to June 30, 2000

     REVENUES: There were no revenues in the year ending June 30, 2000 as the Company has not as yet activated its web site. The Company does not anticipate that it will generate any material revenues from operations until at least the first quarter of 2001.

     EXPENSES: During the year ending June 30, 2000, the Company incurred expenses of $228,569

     A summary of these expenditures is as follows:

     Legal and Professional fees                  $  47,808
     Consulting fees                                157,500
     Office and Administration                        9,169
     Travel and promotion                            14,182
                                                  ---------
          Total                                   $ 228,659
                                                  ---------

     All of the above noted expenses were related primarily to organizing the Company and filing a registration statement with the Securities & Exchange Commission, initial development of the web site and server, consulting and third party services.

     Since the beginning of the fiscal year we paid or accrued consulting fees in the amount of $157,500 which primarily consisted of fees paid to Brian C. Doutaz, the Company's secretary and a director, Frank J. Rigney, the Company's business consultant and to Gerry W. Williams, the President and a director of the Company.

     Legal and accounting fees paid of $47,808 mainly related to the filing of a Form 10-SB Registration Statement with the Securities & Exchange Commission and the preparation and filing of quarterly reports with the SEC.

     The Company also incurred expenses relating to the software licence agreement as well as web site design and server acquisition that were paid to Chartwell Technologies. Most of these costs are non-recurring expenses.

     The Company anticipates, however, that its operating and administrative expenses will increase during the second and third quarters and into the next fiscal year as the Web site is launched and additional personnel are retained for operations.

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

     Cash on hand at June 30, 2000 was $26,261 and the Company has sufficient funds to conduct ifs affairs.

     NET LOSS: The Company incurred a net loss of $228,630 for the fiscal year ended June 30, 2000. It is expected that the net loss will increase during 2001 until the Web site is able to generate sufficient revenue from operations to become profitable.

Plan of Operation

     Subsequent to the fiscal year end of June 30, 2000, the Company continued to experience delay in the development of the Web site and the formal commencement of operations. The ability of the Company to complete the launch of the Web site and to continue as a going concern will depend on the ability of the Company to obtain future financing.

     The Company has inadequate cash to maintain operations during the next twelve months. In order to meet its cash requirements the Company will have to raise additional capital through the sale of securities or loans. As of the date hereof, the Company has not made sales of additional securities and there is no assurance that it will be able to raise additional capital through the sale of securities in the future. Further, the Company has not initiated any negotiations for loans to the Company and there is no assurance that the Company will be able to raise additional capital in the future through loans. In the event that the Company is unable to raise additional capital, it may have to suspend or cease operations.

     It is anticipated that there will be no sales until at least the end of the second quarter of 2000 (December 31) following the launch of our website. Operating activities during the next few months will focus primarily on efforts to:

     1. secure additional financing general working capital purposes, and for the purchase of further development the Web site and in order to facilitate efforts to begin the initial implementation of the marketing plan;
     2. establish additional strategic relationships with vendors, merchandisers and distributors of entertainment related merchandise and products;
     3. continue development of the computer infrastructure and systems related to the website;
     4. complete installation of internal system hardware and software for marketing, distribution and customer service facilities;
     5. continue testing internal operating, distribution and customer service systems;
     6.   promoting the initial launch of the website;
     7. hiring and training customer service and distribution personnel.

     The Company does not intend to purchase a plant or significant equipment.

     The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.

     The Company expects to earn revenues in the first quarter of 2001. There is no assurance, however, that the Company will earn said revenues as planned.

Liquidity and Capital Resources

     The Company has to date, financed its development stage by the sale of common stock. At June 30, 2000, the Company had 2,715,000 shares of common stock outstanding and had raised a total of $181,500. At June 30, 2000 it had cash on hand of $26,261 and said cash resources are maintained with a large Canadian financial institution. The working capital deficiency at that date was $119,851. Accounts payable, accrued liabilities and amounts due to related parties were $214,100.

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

Inflation

     Inflation has not been a factor during the fiscal year ended June 30, 2000. While inflationary forces are moderately higher than in 1999, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.

Quantitative and Qualitative Disclosures About Market Risks

     Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollar or the Canadian dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives. In the event we experience substantial growth in the future, our business and results of operations may be materially effected by changes in interest rates and certain other credit risk associated with its operations.

Acquisition of Plant and Equipment

     We do not own any plant facilities or equipment. Our premises are provided rent-free by a director. The Company does not intend to purchase a plant or significant equipment. It is our intention to acquire our own servers and computers prior during fiscal 2000 - 2001.

ITEM 7.  Financial Statements



                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
                 Consolidated Financial Statements

                       June 30, 2000 and 1999


                         TABLE OF CONTENTS



INDEPENDENT AUDITOR'S REPORT                           F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                       F-2

     Consolidated Statements of Operations
      and Comprehensive Loss                           F-3

     Consolidated Statement of Stockholders'
      Equity (Deficit)                                 F-4

     Consolidated Statements of Cash Flows             F-5

NOTES TO FINANCIAL STATEMENTS                          F-6

Board of Directors
Reward Enterprises, Inc.
Richmond, British Columbia
CANADA

                    Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of Reward Enterprises, Inc. (a development stage company) as of June 30, 2000 and 1999 and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders' equity (deficit) for the years then ended and for the period from December 12, 1997 (inception) to June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reward Enterprises, Inc. as of June 30, 2000, and 1999, and the results of its operations and its cash flows for the period from December 12, 1997 (inception) to June 30, 2000, in conformity with generally accepted accounting principles.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 4, 2000

                      REWARD ENTERPRISES INC.
                   (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEETS

                                        June 30,       June 30,
                                        2000           1999
ASSETS
CURRENT ASSETS
 Cash and cash equivalents              $    26,261    $   102,614
                                        -----------    -----------
   TOTAL CURRENT ASSETS                      26,261        102,614
                                        -----------    -----------
PROPERTY AND EQUIPMENT
 Computer hardware                            9,985          8,665
 Website                                     10,000         10,000
 Software license                            50,000         50,000
 Accumulated depreciation
  and amortization                           (1,997)            -
                                        -----------    -----------
   TOTAL PROPERTY AND EQUIPMENT              67,988         68,665
                                        -----------    -----------
   TOTAL ASSETS                         $    94,249    $   171,279
                                        ===========    ===========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable                        $    55,500    $    72,500
Accrued expenses                            155,000             -
Loans payable, related party                  3,600             -
                                        -----------    -----------
TOTAL CURRENT LIABILITIES                   214,100         72,500
                                        -----------    -----------
TOTAL LIABILITIES                           214,100         72,500
                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES                    -              -
                                        -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
 $0.01 par value;  2,715,000 shares
 issued and outstanding                      27,150         27,150
Additional paid-in capital                  154,350        154,350
Subscriptions receivable                         -         (10,000)
Accumulated deficit during
 development stage                         (301,165)       (72,506)
Accumulated other comprehensive income         (186)          (215)
                                        -----------    -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)       (119,851)        98,779
                                        -----------    -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)         $    94,249    $   171,279
                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                         Year           Year           Dec 12,1997
                         Ended          Ended          (Inception)
                         June 30,       June 30,       Through
                         2000           1999           June 30, 2000

REVENUES                 $       -      $      -       $       -

EXPENSES
 Consulting fees            157,500        47,500         214,000
 Commissions                     -             -            1,000
 Legal and professional
  fees                       47,808        10,000          57,808
 Travel and
  entertainment              14,182         4,791          18,973
 Office and
  administration              9,169           215           9,384
                         ----------     ---------      ----------
TOTAL OPERATING EXPENSES    228,659        62,506         291,165
                         ----------     ---------      ----------
NET LOSS FROM OPERATIONS   (228,659)      (62,506)       (291,165)

PROVISION FOR TAXES              -             -               -
                         ----------     ---------      ----------
NET LOSS                   (228,659)      (62,506)       (291,165)

OTHER COMPREHENSIVE INCOME
 (LOSS)
 Foreign currency translation
  gain (loss)                    29          (215)           (186)
                         ----------     ---------      ----------
COMPREHENSIVE LOSS       $ (228,630)    $ (62,721)     $ (291,351)
                         ==========     =========      ==========

BASIC AND DILUTED NET
 LOSS PER COMMON SHARE   $    (0.08)    $   (0.04)     $    (0.12)
                         ==========     =========      ==========
WEIGHTED AVERAGE NUMBER
 OF BASIC AND DILUTED
 COMMON STOCK SHARES
 OUTSTANDING              2,715,000     1,428,750       2,428,750
                         ==========     =========      ==========





   The accompanying notes are an integral part of these financial statements.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                Common Stock
                              Number              Additional Subscriptions
                              of Shares Amount    Paid-in    Capital

Issuance of common stock in April,
 1998 for services valued at
 $0.01 per share              1,000,000 $ 10,000  $      -  $ (10,000)

Loss for period ending
 June 30, 1998                       -        -          -         -
                              --------- --------  --------- ---------
Balance, June 30, 1998        1,000,000   10,000         -    (10,000)

Issuance of common stock in May,
 1999 for cash at $0.01
 per share                    1,400,000   14,000         -         -

Issuance of common stock in May,
 1999 for cash at $0.50
 per share                      315,000    3,150    154,350        -

Loss for year ending
 June 30, 1999                       -        -          -         -

Foreign translation gain
 (loss)                              -        -          -         -
                              --------- --------  --------- ---------
Balance, June 30, 1999        2,715,000   27,150    154,350   (10,000)

Services provided for
 stock subscription                  -        -          -     10,000

Loss for year ending
 June 30, 2000                       -        -          -         -

Foreign translation gain
  (loss)                             -        -          -         -
                              --------- --------  --------- ---------
Balance, June 30, 2000        2,715,000 $ 27,150  $ 154,350 $      -
                              ========= ========  ========= =========











   The accompanying notes are an integral part of these financial statements.

                                F-4A

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                        Accumulated Accumulated   Total
                                        Deficit     During Other  Stock-
                          Subscriptions Development Comprehensive holders'
                          Receivable    Stage       Income (Loss) Equity

Issuance of common
 stock in April 1998
 for services valued
 at $0.01 per share       $    (10,000) $       -   $   -         $      -

Loss for period ending
 June 30, 1998                      -      (10,000)     -           (10,000)
                             ---------  ----------  ------        ---------
Balance, June 30, 1998         (10,000)    (10,000)     -           (10,000)

Issuance of common stock
 in May, 1999 for cash
 at $0.01 per share                 -           -       -            14,000

Issuance of common stock
 in May, 1999 for cash
 at $0.50 per share                 -           -       -           157,500

Loss for year ending
 June 30, 1999                      -      (62,506)     -           (62,506)

Foreign translation
 gain (loss)                        -           -     (215)            (215)
                             ---------  ----------  ------        ---------
Balance, June 30, 1999         (10,000)    (72,506)   (215)          98,779

Services provided for
 stock subscription             10,000          -       -            10,000

Loss for year ending
 June 30, 2000                      -     (228,659)     -          (228,659)

Foreign translation
 gain (loss)                        -           -       29               29
                             ---------  ----------  ------        ---------
Balance, June 30, 2000       $      -   $ (301,165) $ (186)       $(119,851)
                             =========  ==========  ======        =========













   The accompanying notes are an integral part of these financial statements.

                                F-4B

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Year           Year           Dec 12,1997
                                   Ended          Ended          (Inception)
                                   June 30,       June 30,       Through
                                   2000           1999           June 30, 2000

Cash flows from operating activities:
Net loss                           $ (228,630)    $ (62,506)     $ (301,136)
Adjustments to reconcile net loss to
 net cash used by operating activities:
 Depreciation                           1,997            -            1,997
 Services provided in exchange for
  stock subscriptions                  10,000            -           10,000
 Stock subscribed in exchange for
  payables                                 -             -           10,000
 Increase in:
  Other assets                             -        (60,000)        (60,000)
  Accounts payable                     18,000            -           18,000
  Accrued expenses                    155,000            -          155,000
 Decrease in:
  Accounts payable                    (35,000)       62,500          27,500
                                   ----------     ---------      ----------
Net cash (used) by
 operating activities                 (78,633)      (60,006)       (138,639)
                                   ----------     ---------      ----------
Cash flows from investing activities:
 Purchase of property and equipment    (1,320)       (8,665)         (9,985)
                                   ----------     ---------      ----------
Net cash (used) by
 investing activities                  (1,320)       (8,665)         (9,985)
Cash flows from financing activities:
 Proceeds from related party loans      3,600            -            3,600
 Issuance of stock                         -        171,500         171,500
                                   ----------     ---------      ----------
Net cash provided by
 financing activities                   3,600       171,500         175,100

Net increase in cash                  (76,353)      102,829          26,476
Foreign translation gain (loss)            -           (215)           (215)
Cash, beginning of period             102,614            -               -
                                   ----------     ---------      ----------
Cash, end of period                $   26,261     $ 102,614      $   26,261
                                   ==========     =========      ==========
SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest and income taxes:
  Interest                         $       -      $      -       $       -
                                   ==========     =========      ==========
  Income taxes                     $       -      $      -       $       -
                                   ==========     =========      ==========
NON-CASH INVESTING AND FINANCING:
 Services exchanged for stock
  subscriptions                    $   10,000     $      -       $       -
                                   ==========     =========      ==========
Stock subscribed in exchange
 for payables                      $       -      $      -       $   10,000
                                   ==========     =========      ==========


   The accompanying notes are an integral part of these financial statements.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                            June 30, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Reward Enterprises, Inc., formerly Sports Entertainment (hereinafter "the Company"), was incorporated in December 1997 under the laws of the State of Nevada primarily for the purpose of offering interactive online Internet entertainment and game playing. The name change to Reward Enterprises, Inc. was effective on July 28, 1998.

In July and August 1999, the Company incorporated two subsidiaries in the eastern Caribbean. See Note 5. The Company is in the development stage and as of June 30, 2000 had not realized any significant revenues from its planned operations. The Company's year-end is June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Reward Enterprises, Inc. is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Development Stage Activities
The Company has been in the development stage since its formation on December 12, 1997. It is primarily engaged in internet entertainment and the business of gaming.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a comprehensive net loss of $228,630 and $62,721 for the years ended June 30, 2000 and 1999, respectively. The Company is currently putting technology in place that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                            June 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

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

Cash and Cash Equivalents
For purposes of the Consolidated Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes
At June 30, 2000, the Company had a net operating loss of approximately $228,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any additional adjustments are needed to the carrying value of its assets at June 30,2000.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                            June 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. At June 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Segment Reporting
In July and August 1999, the Company incorporated two subsidiaries in the eastern Caribbean.

As of June 30, 2000, neither subsidiary had revenues or expenses.
The Company experts to use segment reporting for its subsidiaries once operations are established.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation is five years.

Depreciation expense of $1,997 has been recognized for the year ended June 30, 2000.

NOTE 4 - INTANGIBLE ASSETS

The Company has capitalized $60,000 which is the contractual cost of the website and software license purchased from an independent supplier. No portion of this software"acquired at June 30, 2000"was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this software"which was purchased solely for internal use and will not be marketed externally"have been capitalized and will be amortized over five years. Currently the web site and software license have not been put into service and are not being amortized.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                            June 30, 2000

NOTE 5 - SUBSIDIARIES

On July 22, 1999, the Company incorporated a subsidiary in Nevis, eastern Caribbean under the name Reward Nevis Group, Inc. The shares are held by another subsidiary, Reward International Group Ltd., a Bermudian company, which was incorporated August 6, 1999. Reward International Group Ltd. is wholly owned by Reward Enterprises, Inc. The Company contributed an initial investment of $10,400 toward the start-up of the subsidiaries.

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

Additional share issuances under Regulation D, Rule 504, include
1,400,000 common shares at $.01 and 315,000 common shares at $0.50 per share, for total proceeds of $171,500.

At June 30, 1999, $10,000 in stock subscriptions was receivable.
During the year ended June 30, 2000, the subscriptions receivable were satisfied.

NOTE 7 - STOCK OPTIONS

In September 1998, the Company adopted the Reward Enterprises, Inc. 1999 Directors and Officers Stock Option Plan, a non-qualified plan. This plan allows the Company to distribute up to 2,000,000 shares of common stock to officers, directors, employees and consultants through the authorization of the Company's board of directors.

During 1999, under Rule 701, the Company issued 2,500,000 common stock options for the services of consultants. The options issued include negotiation rights and begin vesting in June 1999, with 25% of the eligible shares vesting each year until the recipients are fully vested in their shares. The Company entered into consulting agreements with three directors of the Company. Two of the directors will each receive $5,000 per month and 500,000 common stock options exercisable at $0.10 per share and 500,000 common stock options exercisable at $0.25 per share. The other director will receive $2,500 per month and 250,000 common stock options exercisable at $.10 per share and 250,000 common stock options exercisable at $0.25 per share. All options related to these agreements expire June 30, 2010. At June 30, 2000, $150,000 has been accrued and recorded as consulting fees.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                            June 30, 2000

NOTE 7 - STOCK OPTIONS (continued)

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: Risk-free interest rate of 5% and expected life of ten years. A minimum volatility of
0.5 was used and resulted in no adjustment to compensation.

Following is a summary of the stock options:


                                                       Weighted
                                             Number    Average
                                               Of      Exercise
                                             Shares    Price
Outstanding at 6-30-98                            -             -
                                        =============   ===========
Granted                                     1,250,000   $      0.10
Granted                                     1,250,000   $      0.25
Exercised                                         -     $       -
Forfeited                                         -     $       -
                                        -------------   -----------
Outstanding at 6-30-99                      2,500,000   $      0.18
Options exercisable at 6-30-99                625,000   $      0.18
                                        =============   ===========
Outstanding at 6-30-2000                    2,500,000
Granted                                           -
Exercised                                         -
Forfeited                                         -
                                        -------------
Outstanding                                 2,500,000
Options exercisable at 6-30-2000            1,250,000
                                        =============
Weighted average fair value of
 options granted at 6-30-2000                   $0.18
                                        =============


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

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                            June 30,2000

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Database Development
The Company's purchase commitment for services to develop a website totaled $10,000, of which $5,000 was paid in 1999. As of June 30, 2000, the Company considered that the majority of the services contracted for were payable and accrued the balance owing of $5,000 as part of accounts payable.

Software License Agreement
The Company's purchase commitment for a software license agreement totaled $50,000 of which $20,000 was paid in 1999. As of June 30, 2000, the Company considered the contract payable and accrued the balance of $30,000 as part of accounts payable.

As further consideration for the rights granted under the software license, the licensee, Reward Enterprises, Inc., will pay a royalty calculated at 30% of gross revenue until aggregate royalty payments of $100,000 have been paid. After the $100,000 has been paid, the royalty rate will be reduced to 20% of gross revenue until an aggregate $1,000,000 has been paid and, thereafter, royalty payments will be 15% of gross revenue for the balance of the term of the agreement. The term of the agreement is two years commencing June 15, 1999 with an option to renew for another two years. Royalty payments begin at the end of the first month after the Company is no longer considered to be in the development stage.

NOTE 10 - LOANS PAYABLE

The Company received funds from related parties in the form of loans. These are recorded as unsecured, non-interest bearing, short-term loans, payable upon demand.

NOTE 11 - CONCENTRATIONS

The Company maintains two checking accounts at a financial institution located in Delta, British Columbia, Canada. One checking account is maintained in U.S. dollars, and the second in Canadian dollars. The combined total of both accounts, as translated to U.S. dollars, was $26,261 as of June 30, 2000. The U.S. currency account is not insured.

NOTE 12 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange loss of $186 for the period ended June 30, 2000. The Company recorded this transaction in the Statement of Stockholders' Equity.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                            June 30,2000

NOTE 13 - YEAR 2000

Like other companies, Reward Enterprises, Inc. may be adversely affected if the computer systems it, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue.

Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time, because of the complexities involved in the issue, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's operations.

The Company has reviewed its business and processing systems and believes that the majority of its systems are already Year 2000 compliant or can be made so with software updates. Based on preliminary assessments, the Company regards the costs associated with Year 2000 readiness to be immaterial. Costs for Year 2000 compliance are expensed as incurred.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable


                              PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Each of our directors is elected by the stockholders to a term of one (1) year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The officers and directors of the Company are as follows:

Name                     Age       Position

Gerald Williams          50        President and Director

Brian Doutaz             53        Secretary and Director

Robert Dinning           53        Treasurer and  Director

     Each director serves for a term of one year and the directors are elected at the annual meeting of shareholders. The Company's officers are appointed by the Board of Directors and hold office at the discretion of the Board.

Gerald Williams - President and member of the Board of Directors.

     Since March, 1999, Mr. Williams has been the President and a member of the Board of Directors of the Company. Since 1980, Mr. Williams has been the President of Sylco Investments Ltd., located in Surrey, British Columbia which is engaged in the business of providing management consulting services and raising venture capital for start-up and developing businesses.

Brian Doutaz  - Secretary and a member of the Board of Directors.

     Since May 1999, Mr. Doutaz has been Secretary and a member of the Board of Directors of the Company. Since April 1993, Mr. Doutaz has been President of Anina Capital Corp., located in Richmond, British Columbia which is engaged in the business of providing consulting services to start-up and development stage corporations.

Robert Dinning  - Treasurer and member of the Board of Directors.

     Since July 1998, Mr. Dinning has been Treasurer and a member of the Board of Directors of the Company. Since April 5, 1996, Mr. Dinning has been Chief Financial Officer and Secretary of First American Scientific Corp., a Nevada Corporation. Since 1977, Mr. Dinning has been a business consultant providing management and financial advice to a wide range of clients, including those engaged in mining and forestry, and the hospitality and leisure industry. Prior to 1977, Mr. Dinning was Vice President of Finance and Secretary of Western Broadcasting Ltd., one of the largest public broadcasting companies of Canada. Mr. Dinning is a Chartered Accountant.

     All of our officers and directors are engaged in other business. As such, they will not be devoting time exclusively to our operations. Our officers and directors intend to devote approximately 80% of their time to the operation of our business.

     None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature.

     We have not held an annual meeting of shareholders since inception.

Section 16(a) Beneficial Ownership Reporting Compliance

     Federal securities laws require the Company's directors and executive officers and persons who own more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company.

     To the Company's knowledge all of the Company's directors, executive officers, and greater-than-10% beneficial owners made all required filings on a timely basis for the fiscal year ended June 30, 2000.


ITEM 10.  Executive Compensation

Summary Compensation.

     The following table sets forth the compensation paid by the Company from inception through June 30, 2000, for each officer and director of the Company. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

                     SUMMARY COMPENSATION TABLE

                                          Long-Term Compensation
               Annual Compensation           Awards              Payouts
                                        Securities
Names                           Other   Under    Restricted          Other
Executive                       Annual  Options/ Shares or           Annual
Officer and                     Compen- SARs     Restricted  LTIP[2] Compen-
Principal    Year  Salary Bonus sation  Granted  Share       Payouts sation
Position     Ended (US$)  (US$) (US$)   (#)      Units (US$) (US$)   (US$)[1]

Gerald       2000  0      0     0       0[2]     0            0      60,000
 Williams    1999  0      0     0       0        0            0           0
President    1998  0      0     0       0        0            0           0

Brian        2000  0      0     0       0[3]     0            0      30,000
 Doutaz      1999  0      0     0       0        0            0           0
Secretary    1998  0      0     0       0        0            0           0

Robert       2000  0      0     0       0        0            0           0
 Dinning     1999  0      0     0       0        0            0           0
Treasurer    1998  0      0     0       0        0            0           0

[1] These figures represent compensation paid to Mr. Williams and Mr. Doutaz pursuant to Consulting Agreements between the Company and said individuals dated March 15, 1999 and May 1, 1999 respectively. For more information on the consultant compensation paid by the Company to Mr. Williams and. Doutaz for the fiscal year ended June 30, 2000, please see Item 7 of the Financial Statements attached as an exhibit to the Company's Form 10-KSB for fiscal year ended June 30 2000, as filed on October 06, 2000.

[2] Does not include Mr. Williams' (i) options to acquire 500,000 shares of common stock at $0.10 per share and (ii) options to acquire 500,000 shares of common stock at $0.25 per share. These options were granted pursuant to a consulting agreement between the Company and Mr. Williams dated March 15, 1999. These options expire on the earlier of March 15, 2009; thirty days after the termination (except for death or disability) of Mr. Williams as a consultant to the company; or, one year after termination due to death or disability.

[3] Does not include Mr. Doutaz's (i) options to acquire 250,000 shares of common stock at $0.10 per share and (ii) options to acquire 250,000 shares of common stock at $0.25 per share. These options were granted pursuant to a consulting agreement between the Company and Mr. Doutaz dated May 1, 1999. These options expire on the earlier of May 1, 2009; thirty days after the termination (except for death or disability) of Mr. Doutaz as a consultant to the company; or one year after termination due to death or disability.

     The Company anticipates paying the following salaries in 2000, subject to the Company beginning profitable operations and generating sufficient revenues to pay the same:

Gerald Williams          President           2001      $60,000
Brian Doutaz             Secretary           2001      $30,000

     The Company has adopted a non-qualified incentive stock option plan, however, no options have granted as of the date hereof. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors other than as described herein.

Option/SAR Grants.

     The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:

                                Number of
                                Securities
                  Number of     Underlying
                  Securities    Options/SARs
                  Underlying    Granted      Exercise      Number of
                  Options       During Last  or Base       Options    Expiration
Name              SARs Granted  12 Months[1] Price ($/Sh)  Exercised  Date

Gerald Williams   500,000       500,000      $0.10         -0-        04/30/2004
                  500,000       500,000      $0.25         -0-        04/30/2004
Brian Doutaz      250,000       250,000      $0.10         -0-        04/30/2004
                  250,000       250,000      $0.25         -0-        04/30/2004

Long-Term Incentive Plan Awards.

     The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors.

     Directors do not receive any compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options to any Directors. There are no contractual arrangements with any member of the Board of Directors other than Messrs. Williams and Doutaz.

Stock Option Plan

     In 1998 and 1999, the Board of Directors of the Company approved the 1998 and 1999 Stock Option Plan respectively (the "Plans"). The Plans provide for the grant of incentive and non-qualified options to purchase up to 2,000,000 shares of common stock to officers, directors, employees, and other qualified persons that may be selected by the Plan Administrator (which currently is the Board of Directors). The Plan is intended to help attract and retain key Company employees and any other persons that may be selected by the Plan Administrator and to give those persons an equity incentive to achieve the objectives of the Company's shareholders.

     Incentive stock options may be granted to any individual who, at the time of grant, is an employee of the Company or any related corporation. Non-qualified stock options may be granted to employees and to any other persons that may be selected by the Plan Administrator. The Plan Administrator fixes the exercise price for options in the exercise of its sole discretion, subject to certain minimum exercise prices in the case of incentive stock options. Options will not be exercisable until they vest according to a vesting schedule specified by the Plan Administrator at the time of grant of the option.

     Options are non-transferable except by will or the laws of descent and distribution. With certain exceptions, vested but unexercised options terminate on the earlier of: (i) the expiration of the option term specified by the Plan Administrator at the date of grant (generally 10 years; or, with respect to incentive stock options granted to greater-than 10% shareholders, a maximum of five years);
(ii) the date of an employee optionee's termination of employment or contractual relationship with the Company or any related corporation for cause; (iii) the expiration of three months from the date of an optionee's termination of employment or contractual relationship with the Company or any related corporation for any reason, other than cause, death or disability; or (iv) the expiration of one year from the date of death of an optionee or cessation of an optionee's employment or contractual relationship by death or disability. Unless accelerated in accordance with the Plan, unvested options terminate immediately on termination of employment of the optionee by the Company for any reason whatsoever, including death or disability.

Report of the Board of Directors on Executive Compensation

     During 1999, the Board of Directors was responsible for establishing compensation policy and administering the compensation programs of the Company's executive officers.

     The amount of compensation paid by the Company to each of its directors and officers and the terms of those persons' employment is determined solely by the Board of Directors, except as otherwise noted below. The Company believes that the compensation paid to its directors and officers is fair to the Company.

     In the past, Gerald W. Williams has negotiated all executive salaries on behalf Of the Company. The Board of Directors believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service to the Company or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of the Company's stockholders.

Compensation of Chief Executive Officer

     Gerald W. Williams receives compensation as a consultant for his services as the Company's President and Chief Executive Officer under a consulting agreement between the Company and Mr. Williams dated March 15, 1999.

     Mr. Williams received two options to acquire an aggregate of 1,000,000 shares of the Company's common stock in the previous fiscal year ended June 30, 1990. See "Summary Compensation Table - Footnote 2." For the fiscal year ending June 30, 2001, Mr. Williams will continue to be entitled to receive options to purchase common stock of the Company under the Company's 1998 and 1999 Stock Option Plans.

     The Company does not intend to pay its directors compensation for the fiscal year ended June 30, 2001. However, the Company may issue stock options to directors and executive officers in the fiscal year ending June 30, 2001.


ITEM 11.  Security Ownership of Certain Beneficial Owners and
          Management

     The information set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A on or before October 06, 2000 is incorporated herein by reference.

     The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of June 30, 2000 by: (i) each person known to the Company to own more than five percent (5%) of any class of the voting securities; (ii) each of the directors; and (iii) all of the directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

------------------------------------------------------------------------------
TITLE OF     NAME AND ADDRESS OF                       AMOUNT AND   PERCENT OF
CLASS        BENEFICIAL OWNER                          NATURE OF    CLASS[1]
                                                       BENEFICIAL
                                                       OWNER
------------------------------------------------------------------------------
Common Stock Gerald W. Williams, Director, President   1,000,000    36.83%
             5728   125A Avenue, Surrey, B.C. V3X 3G8     [2][4]    [2][4]
             Canada
------------------------------------------------------------------------------
Common Stock Brian C. Doutaz, Director, Secretary        500,000    18.42%
             35-12880 Railway Ave, Richmond, B.C.         [3][4]    [3][4]
             V7E 1V7
------------------------------------------------------------------------------
Common Stock Frank J. Rigney +5% shareholder           1,590,000    58.56%
             356 Taylor Way, West Vancouver, B.C.         [2][4]    [2][4]
             V6E 4K2
------------------------------------------------------------------------------
Common Stock Robert G. Dinning, Director, Treasurer            0     0.00%
             12   1900 Indian River Crescent,
             North Vancouver, B.C.
------------------------------------------------------------------------------
Common Stock Kimberley Cooper +5% shareholder            300,000    11.05%
             16580   78A Avenue Surrey, B.C.
             V3S 7V3
------------------------------------------------------------------------------
Common Stock Ridgeback developments Ltd. +5% shareholder 400,000    14.73%
             2 Church Street, Hamilton, Bermuda
             HM DX
------------------------------------------------------------------------------
Common Stock Ian Jackson +5% shareholder                 200,000     7.37%
             9   15151 Buena Vista Avenue,
             White Rock, B.C. V4B 1Y2
------------------------------------------------------------------------------
Common Stock All directors and officers as a group     1,500,000    57.25%
                                                             [5]    [1][5]
------------------------------------------------------------------------------

[1] Based on an aggregate 2,715,000 shares outstanding as of March 31, 2000.

[2] Includes (i) options to acquire 500,000 shares of our common stock at $0.10 per share and (ii) options to acquire 500,000 shares of our common stock at $0.25 per share, which are currently exercisable.

[3] Includes (i) options to acquire 250,000 shares of our common stock at $0.10 per share and (ii) options to acquire 250,000 shares of our common stock at $0.25 per share, which are immediately exercisable.

[4] Consists of shares that may be acquired within sixty days of October 06, 2000 by exercise of incentive stock options that are vested.

[5] Consists of (1) the 1,500,000 shares that may be acquired within sixty days of October 06 2000 by exercise of incentive stock options that are vested by Mr. Williams and Mr. Doutaz.

     The Company may issue additional options to the Directors and Executive Officers in the fiscal year ending June 30, 2001.

     However, the Company is not aware of any arrangement, which might result in a change in control in the future.


ITEM 12. Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Relationships and Related Transactions between Management and the Company" in the Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A on or before October 06, 2000 is incorporated herein by reference.

     During the year ended June 30, 2000, the following related party transactions occurred:

     Gerald W. Williams and $30,000 in consulting fees to Brian C.
     Doutaz.

     During 1999, the Company paid only those salaries and other compensation to its Named Executive Officers as set forth under the heading "Executive Compensation."

ITEM 13 - Exhibits and Reports

Exhibits            Index to Exhibits

     The following documents are incorporated herein by reference from the Company's Form 10SB Registration Statement, SEC file
#000-27259, as filed with the Securities and Exchange Commission:

Exhibit
Number         Description

3.1            Articles of Incorporation.
3.2            Amendment to Articles of Incorporation.
3.3            Bylaws.
4.1            Specimen Stock Certificate.
10.1           Contract with Chartwell Technology Inc.
99.1           Consulting Agreement - Gerald W. Williams.
99.2           Consulting Agreement - Brian C. Doutaz.
99.3           Consulting Agreement - Frank J. Rigney.
99.4           Stock Option Plan.

     The following documents are incorporated herein:

27.2           Financial Data Schedule

99.5           1999 Stock Option Plan.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 11, 2000


                              /s/ Gerald W. Williams
                              Gerald W. Williams, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                    Date



/s/ Gerald W. Williams
Gerald W. Williams       President and Director   October 11, 2000
                         (Principal Executive Officer)


/s/ Brian C. Doutaz
Brian C. Doutaz          Director and Secretary   October 11, 2000



/s/ Robert Dinning
Robert Dinning           Director and Treasurer   October 11, 2000