Form 10QSB
period 2000-09-30
REWARD ENTERPRISES INC
filed 2000-11-14
CIK 1067342

-----------------------------------------------------------------
-----------------------------------------------------------------


                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.   20549
                   ----------------------------------

                               FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2000.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from: __________ to  ___________.


             ----------------------------------------------
                     Commission file number 0-26909
             ----------------------------------------------


                         REWARD ENTERPRISES INC.
        (Exact name of Registrant as specified in its charter.)


NEVADA                                  98-0203927
(State of other jurisdiction of         (IRS Employer
incorporation or organization)          Identification No.)


                          12880 Railway Avenue
                               Unit No. 35
                      Richmond, British Columbia
                             Canada V6C 2G8
     (Address of principal executive offices, including zip code.)


                             (604) 664-5139
          Registrant's telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    YES [ x ]          NO    [    ]

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value per share, at September 30, 2000 was 2,715,000 shares.
   ----------------------------------------------------------------------
----------------------------------------------------------------------

Reward Enterprises, Inc.
Vancouver, B.C.
Canada V6B 2R9

                 Independent Accountant's Review Report


We have reviewed the accompanying consolidated balance sheet of Reward Enterprises, Inc. as of September 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the three months ended September 30, 2000, and for the period from December 12, 1997 (inception) to September 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended June 30, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated August 4, 2000, but we have not performed any auditing procedures since that date.

As discussed in Note 2, the Company's realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, WA
November 3, 2000

                         REWARD ENTERPRISES INC.
                      (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEETS



                                             September 30,  June 30,
                                             2000           2000
                                             (Unaudited)    1999

ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                  $   24,777     $   26,261$
                                             ----------     ----------
     TOTAL CURRENT ASSETS                        24,777         26,261
                                             ----------     ----------

 PROPERTY AND EQUIPMENT
  Computer hardware                               9,985          9,985
  Website                                        10,000         10,000
  Software license                               50,000         50,000
  Accumulated depreciation
   and amortization                              (2,500)        (1,997)
                                             ----------     ----------
     TOTAL PROPERTY AND EQUIPMENT                67,485         67,988
                                             ----------     ----------
TOTAL ASSETS                                 $   92,262     $   94,249$
                                             ==========     ==========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES
  Accounts payable                           $   55,500     $   55,500$
  Accrued expenses                              194,000        155,000
  Loans payable, related party                    3,600          3,600
                                             ----------     ----------
     TOTAL CURRENT LIABILITIES                  253,100        214,100
                                             ----------     ----------
TOTAL LIABILITIES                               253,100        214,100
                                             ----------     ----------
 COMMITMENTS AND CONTINGENCIES                       -              -
                                             ----------     ----------
 STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, 200,000,000 shares
   authorized, $0.01 par value;
   2,715,000 shares issued and
   outstanding                                   27,150         27,150
  Additional paid-in capital                    154,350        154,350
  Subscriptions receivable                           -              -
  Accumulated deficit during
   development stage                           (342,338)      (301,165)
  Accumulated other comprehensive income             -            (186)
                                             ----------     ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (160,838)      (119,851)
                                             ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)              $   92,262     $   94,249$
                                             ==========     ==========




         See accompanying notes and accountant's review report.

                        REWARD ENTERPRISES, INC.
                      (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                            12/12/97
                              Three Months   Three Months   (Inception)
                              Ended          Ended          Through
                              09/30/00       09/30/99       09/30/00
                              (unaudited)    (unaudited)    (unaudited)

R E V E N U E S               $      -       $       -      $       -
                              ---------      ----------     ----------
E X P E N S E S
 Consulting fees                 39,000           7,500        253,000
 Commissions                                         -           1,000
 Legal and professional fees         -            9,400         57,808
 Travel and entertainment            -            8,823         18,973
 Office and administration        2,173              -          11,557
                              ---------      ----------     ----------
TOTAL OPERATING EXPENSES         41,173          25,723        342,338
                              ---------      ----------     ----------
LOSS FROM OPERATIONS            (41,173)        (25,723)      (342,338)

PROVISION FOR TAXES                  -               -              -
                              ---------      ----------     ----------
NET LOSS                        (41,173)        (25,723)      (342,338)

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation
  gain (loss)                       186              61             -
                              ---------      ----------     ----------
COMPREHENSIVE LOSS            $ (40,987)     $  (25,662)    $ (342,338)

BASIC AND DILUTED
 NET LOSS PER
 COMMON SHARE                 $   (0.02)     $   (0.01)     $    (0.14)
                              =========      =========      ==========
WEIGHTED AVERAGE NUMBER
 OF BASIC AND DILUTED
 COMMON STOCK SHARES
 OUTSTANDING                  2,715,000      2,715,000       2,428,750
                              =========      =========      ==========



















         See accompanying notes and accountant's review report.

                        REWARD ENTERPRISES, INC.
                      (A Development Stage Company)
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                Accumulated
                                                    Accumulated Other
                                                    Deficit     Compre- Total
             Common Stock     Additional Subscrip-  During      hensive Stock-
          Number              Paid-in    tions      Development Income  holders
          of Shares Amount    Capital    Receivable Stage       (Loss)  Equity

Issuance of common
 stock in April 1998
 for services valued
 at $0.01 per
 share    1,000,000 $  10,000 $      -  $ (10,000) $       -     $  -  $     -

Loss for period
 ending
 09/30/98        -         -         -         -      (10,000)      -   (10,000)
          ---------  -------- --------- ---------  ----------    ----- --------
Balance,
 09/30/98 1,000,000   10,000         -    (10,000)    (10,000)      -   (10,000)

Issuance of
 common stock
 in May 1999
 for cash at
 $0.01 per
 share   1,400,000   14,000         -          -           -        -    14,000

Issuance of
 common stock
 in May 1999
 for cash at
 $0.50 per
 share     315,000    3,150    154,350         -           -        -   157,500

Loss for
 year ending
 06/30/99       -        -          -          -      (62,506)      -   (62,506)

Foreign translation
 gain (loss)    -        -          -          -           -      (215)    (215)
         --------- --------  ---------  ---------  ----------     ---- --------
Balance,
06/30/99 2,715,000   27,150    154,350    (10,000)    (72,506)    (215)  98,779

Services
 provided for
 stock
 subscription   -        -          -     10,000           -        -    10,000

Loss for
 year ending
 06/30/00       -        -          -         -      (228,659)      -  (228,659)

Foreign
 translation
 gain (loss)    -        -          -         -            -        29       29
         --------- --------  --------- ---------   ----------     ---- --------
Balance,
06/30/00 2,715,000   27,150    154,350        -      (301,165)    (186)(119,851)

Loss for the three
 months ended
 09/30/00       -        -          -         -       (41,173)      -   (41,173)

Foreign
 translation
 gain (loss)    -        -          -         -            -       186      186
         --------- --------  --------- ---------   ----------     ---- --------
Balance,
09/30/00
(unaudited)
         2,715,000 $ 27,150  $ 154,350 $      -   $ (342,338)    $ -  $(160,838)
         ========= ========  ========= =========  ==========     ==== ==========



         See accompanying notes and accountant's review report.

                        REWARD ENTERPRISES, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            12/12/97
                              Three Months   Three Months   (Inception)
                              Ended          Ended          Through
                              09/30/00       09/30/99       09/30/00
                              (unaudited)    (unaudited)    (unaudited)
Cash flows from operating activities:
 Net loss                     $ (40,987)     $ (25,723)     $ (342,123)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
  Depreciation                      503             -            2,500
  Services provided in exchange
   for stock subscriptions           -              -           10,000
  Stock subscribed in exchange
    for payables                     -              -           10,000
Increase in:
  Other assets                       -              -          (60,000)
  Accounts payable                   -              -           18,000
  Accrued expenses                39,000            -          194,000
Decrease in:
  Accounts payable                    -         (10,000)        27,500
                              ----------     ----------     ----------
Net cash (used) by operating
  activities                      (1,484)       (35,723)      (140,123)
                              ----------     ----------     ----------
Cash flows from investing activities:
  Investment in subsidiary            -          (5,000)            -
  Purchase of property and equipment  -              -          (9,985)
0                             ----------     ----------     ----------
Net cash (used) by investing
  activities                          -              -          (9,985)
                              ----------     ----------     ----------
Cash flows from financing activities:
  Proceeds from related party loans   -           3,600          3,600
  Issuance of stock                   -              -         171,500
                              ----------     ----------     ----------
Net cash provided by financing
  activities                          -           3,600        175,100
                              ----------     ----------     ----------
Net increase in cash and cash
  equivalents                     (1,484)       (37,123)        24,992
  Foreign translation gain (loss)     -              61           (215)
Cash and cash equivalents, beginning
  of period                       26,261        102,614             -
                              ----------     ----------     ----------
Cash and cash equivalents,
  end of period               $   24,777     $   65,552     $   24,777
                              ==========     ==========     ==========
SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest and income taxes:
  Interest                    $       -      $       -      $       -
                              ==========     ==========     ==========
  Income taxes                $       -      $       -      $       -
                              ==========     ==========     ==========
NON-CASH INVESTING AND FINANCING:
 Services exchanged for
  stock subscriptions         $       -      $       -      $  10,000
                              ==========     ==========     =========
 Stock subscribed in exchange
  for payables                $       -      $   10,000     $  10,000
                              ==========     ==========     =========

                        REWARD ENTERPRISES, INC.
                     (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                           September 30, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Reward Enterprises, Inc., formerly Sports Entertainment (hereinafter "the Company"), was incorporated in December 1997 under the laws of the State of Nevada primarily for the purpose of offering interactive online Internet entertainment and game playing. The name change to Reward Enterprises, Inc. was effective on July 28, 1998.

In July and August 1999, the Company incorporated two subsidiaries in the eastern Caribbean. See Note 5. The Company is in the development stage and as of September 30, 2000 had not realized any significant revenues from its planned operations. The Company's year-end is June 30.

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

As shown in the accompanying financial statements, the Company incurred a net loss of and $41,173 and $25,723 for the three months ended September 30, 2000 and 1999, respectively. The Company is currently putting technology in place that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                        REWARD ENTERPRISES, INC.
                     (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                           September 30, 2000

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

Provision for Taxes
At September 30, 2000, the Company had a net cumulative operating loss of approximately $342,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2000.

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

                        REWARD ENTERPRISES, INC.
                     (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                           September 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
At September 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Segment Reporting
In July and August 1999, the Company incorporated two subsidiaries in the eastern Caribbean.

As of September 30, 2000, neither subsidiary had revenues or expenses. The Company expects to use segment reporting for its subsidiaries once operations are established.

Interim Financial Statements
The interim financial statements for the period ended September 30, 2000, included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period.
All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.
The useful lives of property, plant and equipment for purposes of computing depreciation is five years.

Depreciation expense of $503 has been recognized for the three months ended September 30, 2000.

NOTE 4 - INTANGIBLE ASSETS

The Company has capitalized $60,000 which is the contractual cost of the website and software license purchased from an independent supplier. No portion of this software was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this software-which was purchased solely for internal use and will not be marketed externally-have been capitalized and will be amortized over five years. Currently the web site and software license have not been put into service and are not being amortized.

                        REWARD ENTERPRISES, INC.
                     (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                           September 30, 2000

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

During 1999, under Rule 701, the Company issued 2,500,000 common stock options for the services of consultants. The options issued include negotiation rights and begin vesting in June 1999, with 25% of the eligible shares vesting each year until the recipients are fully vested in their shares. The Company entered into consulting agreements with three directors of the Company. Two of the directors will each receive $5,000 per month and 500,000 common stock options exercisable at $0.10 per share and 500,000 common stock options exercisable at $0.25 per share. The other director will receive $2,500 per month and 250,000 common stock options exercisable at $.10 per share and 250,000 common stock options exercisable at $0.25 per share. All options related to these agreements expire June 30, 2010. At June 30, 2000, $189,000 was accrued and recorded as consulting fees.

                        REWARD ENTERPRISES, INC.
                     (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                           September 30, 2000


NOTE 7 - STOCK OPTIONS (continued)

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: Risk-free interest rate of 5% and expected life of ten years. A minimum volatility of 5% was used and resulted in no adjustment to compensation.

Following is a summary of the stock options:

                                                       Weighted
                                        Number         Average
                                        Of             Exercise
                                        Shares         Price
Outstanding at 6-30-98                         -           -
                                        =========      ======
Granted                                 1,250,000      $ 0.10
Granted                                 1,250,000      $ 0.25
Exercised                                      -       $   -
Forfeited                                      -       $   -
                                        ---------      ------
Outstanding at 6-30-99                  2,500,000      $ 0.18
                                        =========      ======
Options exercisable at 6-30-99            625,000      $ 0.18
                                        =========      ======

Outstanding at 6-30-2000                2,500,000      $ 0.18
Granted                                        -           -
Exercised                                      -           -
Forfeited                                      -           -
                                        ---------      ------
Outstanding                             2,500,000      $ 0.18
                                        =========      ======
Options exercisable at 6-30-2000        1,250,000
                                        =========
Weighted average fair value of options
 exercisable at 6-30-2000               $    0.18
                                        =========
NOTE 8 - RELATED PARTIES

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company's directors and stockholders. (See Note 6). An associate of a director of the Company provides office space to the Company at no charge. The value of this space is not considered significant. The Company also received funds from a related party. See Note 10.

                        REWARD ENTERPRISES, INC.
                     (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                           September 30, 2000

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Database Development
The Company's purchase commitment for services to develop a website totaled $10,000, of which $5,000 was paid in 1999. As of September 30, 2000, the Company considered that the majority of the services contracted for were payable and accrued the balance owing of $5,000 as part of accounts payable.

Software License Agreement
The Company's purchase commitment for a software license agreement totaled $50,000 of which $20,000 was paid in 1999. As of September 30, 2000, the Company considered the contract payable and accrued the balance of $30,000 as part of accounts payable.

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

NOTE 11 - CONCENTRATIONS

The Company maintains two checking accounts at a financial institution located in Delta, British Columbia, Canada. One checking account is maintained in U.S. dollars, and the second in Canadian dollars. The combined total of both accounts, as translated to U.S. dollars, was $24,777 as of September 30, 2000. The U.S. currency account is not insured.

NOTE 12 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange gain of $186 for the period ended September 30, 2000. The Company recorded this transaction in the Statement of Stockholders' Equity.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

     THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING SEPTEMBER 30, 2000 SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB

OVERVIEW

     Reward Enterprises, Inc. (the "Company") was incorporated in April 1998 as Sports Entertainment Productions Inc. to pursue opportunities around the world in the Internet based entertainment industry. The name was changed to Reward Enterprises, Inc in July 1998. Its main objective has been to develop a profitable "Entertainment Mall" through an e-commerce secure "portal." Entertainment options offered will be videos, CDs, virtual casino-style games, free bingo, and dice and specialty and interactive video games. The Company continues to evaluate its business plan to determine its best course of action.

     On June 15, 1999, Reward Nevis Group, Inc, a wholly owned subsidiary of the Company entered into a non-exclusive software license agreement with Chartwell Technologies Inc, of Laguna Hills, California to acquire and development all software necessary to conduct the Internet gaming activity and to handle all Internet cash transactions. This software is customized and is a full service gaming system that includes twelve casino games, a back-end administrative utility with remote access, I.P. Tracking, e-Commerce software and technical support. The license is non-exclusive and is currently licensed to others. The Company is restricted in the use of this technology and cannot sublicense it to others. It is for a period of two years and has provision for renewal for additional two years. The royalty payable is 15% of gross revenues generated. Pursuant to the agreement, $20,000 has been paid to Chartwell to date.

     Management of the Company is currently in the development stage of its business and is in the process of continued evaluation of its business plan in order to take the best course of action for the benefit of its shareholders. The Company continues to test the Web site operating and software systems, including gaming, shopping and browsing features, and on-line ordering. There are no new developments regarding this testing program.

RESULTS OF OPERATIONS

     There are no revenues in the quarter ending September 30, 2000, as the Company has not as yet activated its web site.

     During the three-month period ending September 30, 2000, the Company incurred expenses of $40.484.

     These expenses were primarily consulting fees in the on-going development of the business plan of the Company.

     The Company continues to carefully control its expenses, and intends to seek financing in the near future to provide necessary funds required. The Company has no employees at the present time and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants.

     Cash on hand at September 30, 2000 was $24,777 and the Company has sufficient funds to conduct ifs affairs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has to date, financed its development stage by the sale of common stock. At September 30, 2000, the Company had 2,715,000 shares of common stock outstanding and had raised a total of $181,500. At September 30, 2000 it had cash on hand of $24,777 and said cash resources are maintained with a large Canadian financial institution.

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

     Dated this 13th day of November, 2000.

                         REWARD ENTERPRISES INC.
                         (the "Registrant")



                         BY:  /s/ Robert Dinning
                              Robert Dinning, Secretary/Treasurer, Chief
                              Financial Officer and a Member of the Board
                              of Directors.