Form 10QSB
period 2000-12-31
REWARD ENTERPRISES INC
filed 2001-02-20
CIK 1067342

=====================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities  Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

     OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from to

                   COMMISSION FILE NUMBER 0-26909

                      REWARD ENTERPRISES, INC.
       (Exact name of registrant as specified in its charter)

NEVADA                                  N/A
(State of other jurisdiction            (IRS Employer Identification
of incorporation or organization)       Number)


                          500 Miller Road
                    Richmond, British Columbia
                          Canada V7B 1Y3
              (Address of principal executive offices)

                           (604) 275-6519
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000: 11,481,667

=====================================================================

ITEM 1.   FINANCIAL STATEMENTS

Reward Enterprises, Inc.
Vancouver, B.C.
Canada V6B 2R9

                     Accountant's Review Report

We have reviewed the accompanying consolidated balance sheet of Reward Enterprises, Inc. (a development stage company) as of December 31, 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the six months ended December 31, 2000, and for the period from December 12, 1997 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 2, the Company's realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, WA
February 8, 2001

                      REWARD ENTERPRISES INC.
                   (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEETS
                                             December 31,   June 30,
                                             2000           2000
                                             (Unaudited)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                   $    8,596   $   26,261
                                             ----------   ----------
     TOTAL CURRENT ASSETS                         8,596       26,261
                                             ----------   ----------
PROPERTY AND EQUIPMENT
 Computer hardware                                9,985        9,985
 Website                                         10,000       10,000
 Software license                                50,000       50,000
 Accumulated depreciation and amortization       (3,003)      (1,997)
                                             ----------   ----------
     TOTAL PROPERTY AND EQUIPMENT                66,982       67,988
                                             ----------   ----------
TOTAL ASSETS                                 $   75,578   $   94,249
                                             ==========   ==========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Accounts payable                            $   25,000   $   55,500
 Accrued expenses                                65,000      155,000
 Loans payable, related party                       -          3,600
                                             ----------   ----------
     TOTAL CURRENT LIABILITIES                   90,000      214,100
                                             ----------   ----------
TOTAL LIABILITIES                                90,000      214,100
                                             ----------   ----------
COMMITMENTS AND CONTINGENCIES                       -            -
                                             ----------   ----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, 200,000,000 shares authorized,
  $0.01 par value; 14,515,000 and
  2,715,000 shares issued and outstanding,
  respectively                                   14,515        2,715
 Additional paid-in capital                     337,185      178,785
 Subscriptions receivable                           -            -
 Accumulated deficit during
  development stage                            (365,873)    (301,165)
 Accumulated other comprehensive
  income (loss)                                    (249)        (186)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (14,422)    (119,851)
                                             ----------   ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)               $   75,578   $   94,249
                                             ==========   ==========

       See accompanying notes and accountant's review report.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                   Three Months Three Months Six Months  Six Months  12-12-97
                   Ended        Ended        Ended       Ended      (Inception)
                   12-31-00     12-31-99     12-31-00    12-31-99    Through
                                                                     12-31-00
                   (unaudited)  (unaudited)  (unaudited) (unaudited) (unaudited)

REVENUES          $       -    $       -    $        -    $      -    $     -
                  -----------  -----------  ------------  ----------  ---------
EXPENSES
 Consulting fees        5,500          -          44,500       7,500    258,500
 Commissions              -            -             -           -        1,000
 Legal and
  professional fees    12,021        7,519        12,021      16,919     69,829
 Travel and
  entertainment         2,223        3,696         2,223      12,519     21,196
 Office and
  administration        3,977        4,792         5,964       4,792     15,348
                 ------------ ------------ ------------- ----------- ----------
   TOTAL OPERATING
    EXPENSES           23,721       16,007        64,708      41,730    365,873
                 ------------ ------------ ------------- ----------- ----------
LOSS FROM OPERATIONS  (23,721)     (16,007)      (64,708)    (41,730)  (365,873)
PROVISION FOR TAXES       -            -             -           -          -
                 ------------ ------------ ------------- ----------- ----------
NET LOSS              (23,721)     (16,007)      (64,708)    (41,730)  (365,873)

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation
 gain (loss)             (249)         143           (63)        204       (249)
                 ------------ ------------ ------------- ----------- ----------
COMPREHENSIVE
 LOSS            $    (23,970)$    (15,864)$     (64,771)$   (41,526)$ (366,122)
                 ============ ============ ============= =========== ==========

BASIC AND DILUTED
 NET LOSS PER
 COMMON SHARE    $        nil $      (0.01)$       (0.01)$     (0.02)$    (0.12)
                 ============ ============ ============= =========== ==========
WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED
COMMON STOCK SHARES
OUTSTANDING        11,481,667    2,715,000     7,098,333   2,715,000  3,149,297
                 ============ ============ ============= =========== ==========










       See accompanying notes and accountant's review report.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          Common Stock        Additional
                          Number              Paid-in   Subscriptions
                          of Shares   Amount  Capital   Receivable
Issuance of common stock
 in April, 1998 for
 services valued at $0.01
 per share                1,000,000  $  1,000  $  9,000  $   (10,000)
Loss for period ending
 June 30, 1998                  -         -         -            -
                         ----------  --------  --------  -----------
Balance, June 30, 1998    1,000,000     1,000     9,000      (10,000)
Issuance of common stock
 in May, 1999 for cash
 at $0.01 per share       1,400,000     1,400    12,600          -
Issuance of common stock
 in May, 1999 for cash
 at $0.50 per share         315,000       315   157,185          -
Loss for year ending
 June 30, 1999                  -         -         -            -
Foreign cash translation
 gain (loss)                    -         -         -            -
                         ----------  --------  --------  -----------
Balance, June 30, 1999    2,715,000     2,715   178,785      (10,000)
Services provided for
 stock subscription             -         -         -         10,000
Loss for year ending
 June 30, 2000                  -         -         -            -
Foreign cash translation
 gain (loss)                    -         -         -            -
                         ----------  --------  --------  -----------
Balance, June 30, 2000    2,715,000     2,715   178,785          -
Issuance of common stock
 in October 2000 for cash
 at $0.001 per share     10,000,000    10,000       -            -
Issuance of common stock
 in October 2000 for
 payment on loans payable
 at $0.001 per share        200,000       200       -            -
Stock options exercised
 at $0.10 per share
 in exchange for consulting
 fees payable             1,600,000     1,600   158,400          -
Loss for the six months
 ended December 31, 2000        -         -         -            -
Foreign cash translation
 gain (loss)                    -         -         -            -
                         ----------  --------  --------  -----------
Balance, December 31, 2000
 (unaudited)             14,515,000  $ 14,515  $337,185  $       -
                         ==========  ========  ========  ===========

       See accompanying notes and accountant's review report.

                                F-4a

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          Accumulated     Accumulated
                          Deficit During  Other         Total
                          Development     Comprehensive Stockholders'
                          Stage           Income (Loss) Equity
Issuance of common stock
 in April, 1998 for
 services valued at $0.01
 per share                $         -     $       -     $       -
Loss for period ending
 June 30, 1998                  (10,000)          -         (10,000)
                          -------------   -----------   -----------
Balance, June 30, 1998          (10,000)          -         (10,000)
Issuance of common stock
 in May, 1999 for cash
 at $0.01 per share                 -             -          14,000
Issuance of common stock
 in May, 1999 for cash
 at $0.50 per share                 -             -         157,500
Loss for year ending
 June 30, 1999                  (62,506)          -         (62,506)
Foreign cash translation
gain (loss)                         -            (215)         (215)
                          -------------   -----------   -----------
Balance, June 30, 1999          (72,506)         (215)       98,779
Services provided for
 stock subscription                 -             -          10,000
Loss for year ending
 June 30, 2000                 (228,659)          -        (228,659)
Foreign cash translation
 gain (loss)                        -              29            29
                          -------------   -----------   -----------
Balance, June 30, 2000         (301,165)         (186)     (119,851)
Issuance of common stock
 in October 2000 for cash
 at $0.001 per share                -             -          10,000
Issuance of common stock
 in October 2000 for payment
 on loans payable at
 $0.001 per share                   -             -             200
Stock options exercised
 at $0.10 per share in
 exchange for consulting
 fees payable                       -             -         160,000
Loss for the six months ended
 December 31, 2000              (64,708)          -         (64,708)
Foreign cash translation
 gain (loss)                        -             (63)          (63)
                          -------------   -----------   -----------
Balance, December 31, 2000
 (unaudited)              $    (365,873)  $      (249)  $   (14,422)
                          =============   ===========   ===========

       See accompanying notes and accountant's review report.
                                F-4b

                        REWARD ENTERPRISES, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Six Months  Six Months  Dec 12,1997
                                  Ended       Ended       (Inception)
                                  12-31-00    12-31-99   Through 12-31-00
                                  (unaudited) (unaudited) (unaudited)

Cash flows from operating activities:
 Net loss                          $ (64,708)  $  (41,730)  $  (365,873)
 Adjustments to reconcile net loss
  to net cash used by operating activities:
 Depreciation                          1,006          -           3,003
 Services provided in exchange for
  stock subscriptions                    -            -          10,000
 Stock subscribed in exchange for
  payables                               -            -          10,000
Increase in:
 Other assets                            -            -         (60,000)
 Accounts payable                        -            -          18,000
 Accrued expenses                        -            -         155,000
Decrease in:
 Accounts payable                     39,500      (25,000)       67,000
                                   ---------   ----------   -----------
Net cash (used) by operating
 activities                          (24,202)     (66,730)     (162,870)
                                   ---------   ----------   -----------
Cash flows from investing activities:
 Investment in subsidiary                -         (5,000)          -
 Purchase of property and equipment      -         (1,320)       (9,985)
                                   ---------   ----------   -----------
Net cash (used) by investing activities  -         (6,320)       (9,985)
                                   ---------   ----------   -----------
Cash flows from financing activities:
 Proceeds from related party loans       -          3,600         3,600
 Payment on related party loans       (3,400)         -          (3,400)
 Issuance of stock                    10,000          -         181,500
                                   ---------   ----------   -----------
Net cash provided by financing
 activities                            6,600        3,600       181,700
                                   ---------   ----------   -----------
Net increase in cash and cash
 equivalents                         (17,602)     (69,450)        8,845
Foreign currency translation gain (loss) (63)         204          (249)
Cash and cash equivalents,
 beginning of period                  26,261      102,614           -
                                   ---------   ----------   -----------
Cash and cash equivalents,
 end of period                     $   8,596   $   33,368   $     8,596
                                   =========   ==========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Interest expense paid             $     -     $      -     $       -
                                   =========   ==========   ===========
 Income taxes paid                 $     -     $      -     $       -
                                   =========   ==========   ===========

         See accompanying notes and accountant's review report.
                                  F-5a

                        REWARD ENTERPRISES, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Six Months  Six Months  Dec 12,1997
                                  Ended       Ended       (Inception)
                                  12-31-00    12-31-99    Through 12-31-00
                                  (unaudited) (unaudited) (unaudited)

NON-CASH INVESTING AND FINANCING:
 Services exchanged for stock
  subscriptions                    $      -     $       -     $    10,000
                                   ==========   ===========   ===========
 Stock subscribed in exchange
  for payables                     $      -     $    10,000   $    10,000
                                   ==========   ===========   ===========
 Payables exchanged for shares
  of stock                         $  160,000   $       -     $   160,000
                                   ==========   ===========   ===========
 Stock issued in payment of
  notes payable                    $      200   $       -     $       200
                                   ==========   ===========   ===========




























       See accompanying notes and accountant's review report.

                                F-5b

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
           Notes To The Consolidated Financial Statements
                         December 31, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Reward Enterprises, Inc., formerly Sports Entertainment (hereinafter "the Company"), was incorporated in December 1997 under the laws of the State of Nevada primarily for the purpose of offering interactive online internet entertainment and game playing. The name change to Reward Enterprises, Inc. was effective on July 28, 1998.

In July and August 1999, the Company incorporated two subsidiaries in the eastern Caribbean. On October 27, 2000, the Bermuda subsidiary ceased operations. See Note 5. The Company is in the development stage and as of December 31, 2000 had not realized any significant revenues from its planned operations. The Company's year-end is June 30.

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

As shown in the accompanying financial statements, the Company incurred comprehensive losses of and $93,271 and $41,526 for the six months ended December 31, 2000 and 1999, respectively. The Company is currently putting technology in place that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management plans to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
           Notes To The Consolidated Financial Statements
                         December 31, 2000

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

Provision for Taxes
At December 31, 2000, the Company had a net cumulative operating loss of approximately $390,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2000.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
           Notes To The Consolidated Financial Statements
                         December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Segment Reporting
In July and August 1999, the Company incorporated two subsidiaries in the eastern Caribbean.

As of December 31, 2000, neither subsidiary had revenues or expenses. The Company expects to use segment reporting for its subsidiaries once operations are established.

Interim Financial Statements
The interim financial statements for the period ended December 31, 2000, included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation is five years.

Depreciation expense of $1,006 has been recognized for the six months ended December 31, 2000.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
           Notes To The Consolidated Financial Statements
                         December 31, 2000

NOTE 4 - INTANGIBLE ASSETS

The Company has capitalized $60,000 which is the contractual cost of the website and software license purchased from an independent supplier. No portion of this software was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this software "which was purchased solely for internal use and will not be marketed externally" have been capitalized and will be amortized over five years. Currently the web site and software license have not been put into service and are not being amortized.

NOTE 5 - SUBSIDIARIES

On July 22, 1999, the Company incorporated a subsidiary in Nevis, eastern Caribbean under the name Reward Nevis Group, Inc. The shares are held by Reward Enterprises, Inc. Another subsidiary, Reward International Group Ltd., a Bermudian company, was incorporated August 6, 1999. Reward International Group Ltd. is wholly owned by Reward Enterprises, Inc. On October 27, 2000 Reward International Group Ltd ceased operations. The Company contributed an initial investment of $10,400 toward the start-up of the subsidiaries which was expensed.

NOTE 6 - COMMON STOCK

Upon incorporation, subscriptions for 10,000,000 shares of common stock were issued at $.001 per share for $10,000. In July 1999, the Board of Directors authorized a 1 for 10 reverse stock split. This decreased the number of issued and outstanding shares to 1,000,000 and the par value of the stock to $0.001 per share. All financial statement information herein has been changed to reflect this stock split.

Additional share issuances under Regulation D, Rule 504, include
1,400,000 common shares at $.01 and 315,000 common shares at $0.50 per share, for total proceeds of $171,500.

At June 30, 1999, $10,000 in stock subscriptions was receivable.
During the year ended June 30, 2000, the subscriptions receivable were satisfied.

During October 2000, 10,000,000 common stock shares were issued at $.001 per share for cash proceeds of $10,000. An additional 200,000 common stock shares were issued at $.001 per share to satisfy a note payable.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
           Notes To The Consolidated Financial Statements
                         December 31, 2000

NOTE 6 - COMMON STOCK (continued)

During December 2000, stock options were exercised in exchange for consulting fees payable. These stock options were exercised resulting in 1,600,000 common stock shares being issued in exchange for satisfying $160,000 in consulting fees payable.

NOTE 7 - STOCK OPTIONS

In September 1998, the Company adopted the Reward Enterprises, Inc. 1999 Directors and Officers Stock Option Plan, a non-qualified plan. This plan allows the Company to distribute up to 2,000,000 shares of common stock to officers, directors, employees and consultants through the authorization of the Company's board of directors.

During 1999, under Rule 701, the Company issued 2,500,000 common stock options for the services of consultants. The options issued include negotiation rights and begin vesting in June 1999, with 25% of the eligible shares vesting each year until the recipients are fully vested in their shares. The Company entered into consulting agreements with three directors of the Company. Two of the directors will each receive $5,000 per month and 500,000 common stock options exercisable at $0.10 per share and 500,000 common stock options exercisable at $0.25 per share. The other director will receive $2,500 per month and 250,000 common stock options exercisable at $.10 per share and 250,000 common stock options exercisable at $0.25 per share. These consulting agreements were terminated effective October 31, 2000. All options related to these agreements expire April 30, 2009. The amount accrued as unpaid consulting fees was $63,000 at December 31, 2000.

On October 16, 2000, the Company adopted the 2000 Stock Option Plan, a non-qualified plan that allows the Company to distribute up to 7,000,000 shares of common stock to directors, officers and employees. Stock options of 100,000 were granted to a consultant. The exercise price of these options will be $0.10 per share for the first 50,000 options and $0.25 per share for the balance of 50,000 options. These will expire September 30, 2009. During November 2000, 2,230,000 options were granted with an exercise price of $0.10 per share (in settlement of consulting fees) and with an expiration date of April 30, 2001. Of these stock options 1,600,000 were exercised before December 31, 2000.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: Risk-free interest rate of 5% and expected life of ten years. A minimum volatility of 30% was used and resulted in no adjustment to compensation.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
           Notes To The Consolidated Financial Statements
                         December 31, 2000

NOTE 7 - STOCK OPTIONS (Continued)

Following is a summary of the stock options:

                                                       Weighted
                                        Number         Average
                                        Of             Exercise
                                        Shares         Price

Outstanding at 6-30-1998                    -                   -
                                   ============        ============

Granted                               2,500,000        $       0.18
Exercised                                   -          $        -
Forfeited                                   -          $        -
                                   ------------        ------------
Outstanding at 6-30-1999              2,500,000        $       0.18
                                   ------------        ------------
Options exercisable at 6-30-1999        625,000        $       0.18
                                   ------------        ------------
Outstanding at 7-1-1999               2,500,000        $       0.18
                                   ============        ============
Granted                                     -                   -
Exercised                                   -                   -
Forfeited                                   -                   -
                                   ------------        ------------
Outstanding at 6-30-2000              2,500,000        $       0.18
                                   ============        ============
Options exercisable at 6-30-2000      1,250,000
                                   ============
Outstanding at 7-1-2000               2,500,000        $       0.18
Granted                               2,330,000        $       0.10
Exercised                             1,600,000        $       0.10
Forfeited                                   -          $        -
                                   ------------        ------------
Outstanding at 12-31-2000             3,230,000        $       0.16
                                   ============        ============
Options exercisable at 12-31-2000     1,980,000
                                   ============
NOTE 8 - RELATED PARTIES

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company's directors and stockholders. (See Note 6). An associate of a director of the Company provides office space to the Company at no charge. The value of this space is not considered significant. The Company also received funds from a related party. See Note 10.

                      REWARD ENTERPRISES, INC.
                   (A Development Stage Company)
           Notes To The Consolidated Financial Statements
                         December 31, 2000

NOTE 9 - COMMITMENTS AND CONTINGENCIES
Database Development
The Company's purchase commitment for services to develop a website totaled $10,000, of which $5,000 was paid in 1999. As of December 31, 2000, the Company considered that the majority of the services contracted for were payable and accrued the balance owing of $5,000 as part of accounts payable.

Software License Agreement
The Company's purchase commitment for a software license agreement totaled $50,000 of which $20,000 was paid in 1999. As of December 31, 2000, the Company considered the contract payable and accrued the balance of $30,000 as part of accounts payable.

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

NOTE 10 - LOANS PAYABLE

The Company received funds from related parties in the form of loans. These are recorded as unsecured, non-interest bearing, short-term loans, payable upon demand. These loans were satisfied by payment in cash and issuance of common stock shares during the quarter ended December 31, 2000.

NOTE 11 - CONCENTRATIONS

The Company maintains two checking accounts at a financial institution located in Delta, British Columbia, Canada. One checking account is maintained in U.S. dollars, and the second in Canadian dollars. The combined total of both accounts, as translated to U.S. dollars, was $8,596 as of December 31, 2000. The U.S. currency account is not insured.

NOTE 12 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange loss of $249 for the period ended December 31, 2000. The Company recorded this transaction in the Statement of Stockholders' Equity.

ITEM 2.   DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING DECEMBER 31, 2000 SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB

OVERVIEW

Reward Enterprises, Inc. (the "Company") was incorporated in April 1998 as Sports Entertainment Productions Inc. to pursue opportunities around the world in the Internet based entertainment industry. The name was changed to Reward Enterprises, Inc in July 1998. Its main objective has been to develop a profitable "Entertainment Mall" through an e-commerce secure "portal". Entertainment options offered will be videos, CDs, virtual casino-style games, free bingo, and dice and specialty and interactive video games. The Company continues to evaluate its business plan to determine its best course of action.

On June 15, 1999, Reward Nevis Group, Inc, a wholly owned subsidiary of the Company entered into a non-exclusive software license agreement with Chartwell Technologies Inc, of Laguna Hills, California to acquire and develop all software necessary to conduct the Internet gaming activity and to handle Internet cash transactions. The software is customized and full service gaming system that includes twelve casino games, a back-end administrative utility with remote access, I.P. Tracking, e-Commerce software and technical support. The license is non-exclusive and is currently licensed to others. The Company is restricted in the use of this technology and cannot sublicense it to others. It is for a period of two years and has provision for renewal for additional two years. The royalty payable is 15% of gross revenues generated. Pursuant to the agreement, $20,000 has been paid to Chartwell to date.

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


RESULTS OF OPERATIONS

There are no revenues in the six months ending December 31, 2000 as the Company has not as yet activated its web site.

During the six-month period ending December 31, 2000, the Company incurred expenses of $64,708.

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

Cash on hand at December 31, 2000 was $8,596 and the Company has sufficient funds to conduct ifs affairs.


LIQUIDITY AND CAPITAL RESOURCES

The Company has to date, financed its development stage by the sale of common stock. At September 30, 2000, the Company had 2,715,000 shares of common stock outstanding. During the three months ended December 31, 2000, the Company issued 10,200,000 for cash. In addition to this, 1,600,000 options were exercised, thus increasing the outstanding shares to 14,515,000. Funds raised to date amount to $351,700. At December 31, 2000 the Company had cash on hand of $8,596 and said cash resources are maintained with a large Canadian financial institution.

The Company recognizes that it will need additional cash during the next twelve months and will endeavour to obtain additional cash through the sale of common stock. There is no assurance that the Company will be able to obtain additional capital as required, or obtain the capital on terms and conditions acceptable to it.

The Company has sufficient cash to finance its operations at this stage of its development but does intend to seek additional financing. Its liabilities relate to its software license and website development.


INFLATION

Inflation has not been a factor during the six months ending December 31, 2000. While inflationary forces are moderately higher than in 1999, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of February, 2001

                              REWARD ENTERPRISES, INC.
                              (Registrant)

                              By:  /s/ Robert Dinning
                                   Robert Dinning, Secretary/
                                   Treasurer, Chief Financial Officer
                                   and a Member of the Board of
                                   Directors