Form 10QSB
period 2001-03-31
REWARD ENTERPRISES INC
filed 2001-05-15
CIK 1067342

===============================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 0-27259

REWARD ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0203927
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 15,515,000

===============================================================

Reward Enterprises, Inc.
Vancouver, B.C.
Canada V6B 2R9

Accountant's Review Report

We have reviewed the accompanying consolidated balance sheet of Reward Enterprises, Inc. (a development stage company) as of March 31, 2001 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the nine months ended March 31, 2001, and for the period from December 12, 1997 (inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with auditing standards generally accepted in the United States of America.

The financial statements for the year ended June 30, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated August 4, 2000, but we have not performed any auditing procedures since that date.

As discussed in Note 2, the Company has no revenues and has sustained losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, WA
April 26, 2001

REWARD ENTERPRISES INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
	March 31, 2001 (unaudited)	June 30, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,480	$26,261
Prepaid expenses	___4,138	________-
TOTAL CURRENT ASSETS	__94,618	__26,261

PROPERTY AND EQUIPMENT

Computer hardware	1,985	9,985
Website	-	10,000
Software license	-	50,000
Accumulated depreciation and amortization	____(666)	__(1,997)
TOTAL PROPERTY AND EQUIPMENT	___1,319	__67,988
TOTAL ASSETS	$95,937 =========	$94,249 ========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$55,500
Accrued expenses	-	155,000
Loans payable, related party	________-	___3,600
TOTAL CURRENT LIABILITIES	________-	_214,100
TOTAL LIABILITIES	________-	_214,100
COMMITMENTS AND CONTINGENCIES	________-	________-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized, $0.001 par value; 15,515,000 and 2,715,000 shares issued and outstanding, respectively	15,515	2,715
Additional paid-in capital	501,185	178,785
Accumulated deficit during development stage	(420,332)	(301,165)
Accumulated other comprehensive income (loss)	(431)	(186)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	__95,937	(119,851)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$95,937 ========	$94,249 ========
The accompanying notes are an integral part of these financial statements. F-2

REWARD ENTERPRISES, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
		Three Months Ended March 31, 2001 (unaudited)		Three Months Ended March 31, 2000 (unaudited)		Nine Months Ended March 31, 2001 (unaudited)		Nine Months Ended March 31, 2000 (unaudited)		Dec 12, 1997 (Inception) Through March 31, 2001 (unaudited)
REVENUES	$	________-	$	________-	$	________-	$	________-	$	________-
EXPENSES
Consulting fees		4,500		-		49,000		7,500		263,000
Commissions		-		-		-		-		1,000
Legal and professional fees		7,392		7,519		19,413		16,919		77,221
Travel and entertainment		-		3,696		2,223		12,519		21,196
Office and administration		___2,407		___4,792		___8,371		___4,792		__17,755
TOTAL OPERATING EXPENSES		__14,299		__16,007		__79,007		__41,730		_380,172
OTHER INCOME AND EXPENSE
Loss on impairment of asset		__65,160		________-		__65,160		________-		__65,160
TOTAL OTHER EXPENSE		65,160		-		65,160		-		65,160
LOSS FROM OPERATIONS		(79,459)		(16,007)		(144,167)		(41,730)		(445,332)
Extraordinary items:
Gain from debt forgiveness		25,000		-		25,000		-		25,000
PROVISION FOR TAXES		________-		________-		________-		________-		________-
NET LOSS		(54,459)		(16,007)		(119,167)		(41,730)		(420,332)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		____(182)		_____143		____(245)		_____204		____(431)
COMPREHENSIVE LOSS		$(54,641) ========		$(15,864) =========		$(119,412) ========		$(41,526) ========		$(420,763) ========
BASIC AND DILUTED NET LOSS PER COMMON SHARE WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED	$	nil ========		$(0.01) ========		$(0.02) =========		$(0.02) =========		$(0.13) =========
COMMON STOCK SHARES OUTSTANDING		11,815,001 ========		2,715,000 ========		7,209,444 ========		2,715,000 ========		3,260,408 ========
The accompanying notes are an integral part of these financial statements. F-3
REWARD ENTERPRISES, INC. (A Development Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
						Accumulated Deficit During Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Subscriptions Receivable
	Number of Shares	Amount
Issuance of common stock in April, 1998 for services valued at $0.01 per share	1,000,000	$1,000	$9,000		$(10,000)	$-	$-	$-
Loss for period ending June 30, 1998	_______-	_______-	_______-		_______-	(10,000)	________-	(10,000)
Balance, June 30, 1998	1,000,000	1,000	9,000		(10,000)	(10,000)	-	(10,000)
Issuance of common stock in May, 1999 for cash at $0.01 per share	1,400,000	1,400	12,600		-	-	-	14,000
Issuance of common stock in May, 1999 for cash at $0.50 per share	315,000	315	157,185		-	-	-	157,500
Loss for year ending June 30, 1999	-	-	-		-	(62,506)	-	(62,506)
Foreign cash translation gain (loss)	_______-	_______-	_______-		_______-	_______-	____(215)	____(215)
Balance, June 30, 1999	2,715,000	2,715	178,785		(10,000)	(72,506)	(215)	98,779
Services provided for stock subscription	-	-	-		10,000	-	-	10,000
Loss for year ending June 30, 2000	-	-	-		-	(228,659)	-	(228,659)
Foreign cash translation gain (loss)	_______-	_______-	_______-		_______-	_______-	______29	______29
Balance, June 30, 2000	2,715,000	2,715	178,785		-	(301,165)	(186)	(119,851)
Issuance of common stock in October 2000 for cash at $0.001 per share	10,000,000	10,000	-		-	-	-	10,000
Issuance of common stock in October 2000 for payment on loans payable at $0.001 per share	200,000	200	-		-	-	-	200
Stock options exercised at $0.10 per share in exchange for consulting fees payable	1,600,000	1,600	158,400		-	-	-	160,000
Stock options exercised at $0.10 per share in exchange for cash	1,000,000	1,000	99,000		-	-	-	100,000
Forgiveness of debt due to officers and directors	-	-	65,000		-	-	-	65,000
Loss for the nine months ended
March 31, 2001	-	-	-		-	(119,167)	-	(119,167)
Foreign cash translation gain (loss)	_______-	_______-	_______-		_______-	_______-	____(245)	____(245)
Balance, March 31, 2001 (unaudited)	15,515,000 =======	$15,515 =======	$501,185 =======	$	- =======	$(420,332) =======	$(431) =======	$95,937 =======
The accompanying notes are an integral part of these financial statements F-4
REWARD ENTERPRISES, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended March 31, 2001 (unaudited)	Nine Months Ended March 31, 2000 (unaudited)	Dec 12,1997 (Inception) Through March 31, 2001 (unaudited)
Cash Flows From Operating Activities:
Net loss	$(119,167)	$(41,730)	$(420,332)
Adjustments to reconcile net loss
To net cash used by operating activities:
Depreciation	1,509	-	3,506
Loss on impairment	65,160	-	65,160
Gain on forgiveness of debt	(25,000)	-	(25,000)
Services provided in exchange for
stock subscriptions	-	-	10,000
Stock subscribed in exchange for payables	-	-	10,000
Increase in:
Other assets	(4,138)	-	(64,138)
Accounts payable	-	-	18,000
Accrued expenses	-	-	155,000
Decrease in:
Accounts payable	___39,500	__(25,000)	___67,000
Net cash (used) by operating activities	__(42,136)	__(66,730)	_(180,804)
Cash Flows From Investing Activities:
Investment in subsidiary	-	(5,000)	-
Purchase of property and equipment	_______-	___(1,320)	____(9,985)
Net cash (used) by investing activities	_______-	____(6,320)	____(9,985)
Cash Flows From Financing Activities:
Proceeds from related party loans	-	3,600	3,600
Payment on related party loans	(3,400)	-	(3,400)
Issuance of stock	__110,000	_______-	__281,500
Net cash provided by financing activities	__106,600	___3,600	__281,700
Net increase in cash and cash equivalents	64,464	(69,450)	90,911
Foreign currency translation gain (loss)	(245)	204	(431)
Cash and cash equivalents, beginning of period	___26,261	__102,614	_______-
Cash and cash equivalents, end of period	$90,480 ========	$33,368 ========	$90,480 ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$ - ========	$ - ========	$ - ========
Income taxes paid	$ - ========	$ - ========	$ - ========
NON-CASH INVESTING AND FINANCING:
Services exchanged for stock subscriptions	$-	$-	$10,000
Stock subscribed in exchange for payables	$-	$10,000	$10,000
Payables exchanged for shares of stock	$160,000	$-	$160,000
Stock issued in payment of notes payable	$200	$-	$200
Debt forgiven by directors and officers	$65,000	$-	$65,000
F5

REWARD ENTERPRISES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Reward Enterprises, Inc., formerly Sports Entertainment (hereinafter "the Company"), was incorporated in December 1997 under the laws of the State of Nevada primarily for the purpose of offering interactive online internet entertainment and game playing. The name change to Reward Enterprises, Inc. was effective on July 28, 1998.

In July and August 1999, the Company incorporated two subsidiaries in the eastern Caribbean. On October 27, 2000, the Bermuda subsidiary ceased operations. See Note 5. The Company is in the development stage and as of March 31, 2001 had not realized any significant revenues from its planned operations. The Company's year-end is June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Reward Enterprises, Inc. is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Development Stage Activities

The Company has been in the development stage since its formation on December 12, 1997. It is primarily engaged in internet entertainment and the business of gaming.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred net losses of $119,167 and $41,730 for the nine months ended March 31, 2001 and 2000, respectively. The Company is currently putting technology in place that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management plans to seek appropriate acquisitions that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Provision for Taxes

At March 31, 2001, the Company had a net cumulative operating loss of approximately $420,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company has recorded an impairment to its software license website and computer hardware of $65,160 at March 31, 2001, effectively reducing the recorded amount of these assets to $1,319.

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
March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)

At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Segment Reporting

In July and August 1999, the Company incorporated two subsidiaries in the eastern Caribbean.

As of March 31, 2001, neither subsidiary had revenues or expenses. The Company expects to use segment reporting for its subsidiaries once operations are established.

Interim Financial Statements

The interim financial statements for the period ended March 31, 2001, included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation is five years.

Depreciation expense of $1,509 has been recognized for the nine months ended March 31, 2001.

NOTE 4 - INTANGIBLE ASSETS

The Company originally capitalized $60,000 which is the contractual cost of the website and software license purchased from an independent supplier. In the quarter ended March 31, 2001, the Company recorded an impairment expense of $60,000 attributable to the decreased value of its software license and website. No portion of this software was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 4 - INTANGIBLE ASSETS (continued)

Consistent with SOP 98-1, the costs of this software-which was purchased solely for internal use and will not be marketed externallyChave been capitalized and will be amortized over five years. Currently the website and software license had not been put into service and were not being amortized.

NOTE 5 - SUBSIDIARIES

On July 22, 1999, the Company incorporated a wholly owned subsidiary in Nevis, eastern Caribbean under the name Reward Nevis Group, Inc. Another wholly owned subsidiary, Reward International Group Ltd., a Bermudian company, was incorporated August 6, 1999 but ceased operations on October 27, 2000. The Company contributed an initial investment of $10,400 toward the start-up of the subsidiaries, which sum was expensed.

NOTE 6 - COMMON STOCK

Upon incorporation, subscriptions for 10,000,000 shares of common stock were issued at $0.01 per share for $10,000. In July 1999, the Board of Directors authorized a 1 for 10 reverse stock split. This decreased the number of issued and outstanding shares to 1,000,000 and the par value of the stock to $0.001 per share. All financial statement information herein has been changed to reflect this stock split.

Additional share issuances under Regulation D, Rule 504, include 1,400,000 common shares at $.01 and 315,000 common shares at $0.50 per share, for total proceeds of $171,500.

At June 30, 1999, $10,000 in stock subscriptions was receivable. During the year ended June 30, 2000, the subscriptions receivable were satisfied.

During October 2000, 10,000,000 common stock shares were issued at $0.001 per share for cash proceeds of $10,000 which gave Mr. Brian Doutaz 64% ownership in the Company. An additional 200,000 common stock shares were issued at $0.001 per share to satisfy a note payable.

During December 2000, stock options were exercised in exchange for consulting fees payable. These stock options were exercised, resulting in 1,600,000 common stock shares being issued in exchange for satisfying $160,000 in consulting fees payable.

In March of 2001, 1,000,000 options were exercised at $0.10 per share of common stock.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 7 - STOCK OPTIONS

In September 1998, the Company adopted the Reward Enterprises, Inc. 1999 Directors and Officers Stock Option Plan, a non-qualified plan. This plan allows the Company to distribute up to 2,000,000 shares of common stock to officers, directors, employees and consultants through the authorization of the Company=s board of directors.

During 1999, the Company granted 2,500,000 common stock options for the services of consultants. The options issued include negotiation rights and begin vesting in June 1999, with 25% of the eligible shares vesting each year until the recipients are fully vested in their shares.

The Company entered into consulting agreements with three directors of the Company, whereby two of the directors would each receive $5,000 per month and 1,000,000 common stock options (with half exercisable at $0.10 per share and half exercisable at $0.25 per share) and the other director would receive $2,500 per month and 500,000 common stock options (with half exercisable at $0.10 per share and half exercisable at $0.25 per share.) These consulting agreements were terminated effective October 31, 2000. All options related to these agreements expire April 30, 2009. At March 2001, all of the aforementioned directors forgave the accrued consulting fees due to them and, accordingly, these amounts were recognized as additional paid-in capital in the amount of $65,000.

On October 16, 2000, the Company adopted the 2000 Stock Option Plan, a non-qualified plan that allows the Company to distribute up to 7,000,000 shares of common stock to directors, officers and employees. Stock options of 100,000 were granted to a consultant. The exercise price of these options will be $0.10 per share for the first 50,000 options and $0.25 per share for the balance of 50,000 options. These will expire September 30, 2009. During November 2000, 2,230,000 options were granted with an exercise price of $0.10 per share (in settlement of consulting fees) and with an expiration date of April 30, 2001. Of these stock options 1,600,000 were exercised before December 31, 2000 and at March 31, 2001 an additional 1,000,000 were exercised at $0.10 per common share.

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

REWARD ENTERPRISES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 7 - STOCK OPTIONS (Continued)

Following is a summary of the stock options:
	Number Of Shares		Weighted Average Exercise Price
Outstanding at 6-30-1998	- ========	$	- ========
Granted	2,500,000		$0.18
Exercised	-		-
Forfeited	________-		________-
Outstanding at 6-30-1999	2,500,000 ========		$0.18 =======
Options exercisable at 6-30-1999	625,000		$0.18 ========
Outstanding at 7-1-1999	2,500,000		$0.18
Granted	-		-
Exercised	-		-
Forfeited	_______-		_______-
Outstanding at 6-30-2000	2,500,000 ========		$0.18 ========
Options exercisable at 6-30-2000	1,250,000 =========
Outstanding at 7-1-2000	2,500,000		$0.18
Granted	2,330,000		0.10
Exercised	(2,600,000)		0.10
Forfeited	_______-		_______ -
Outstanding at 3-31-2001	2,230,000 ========		$0.18 ========
Options exercisable at 3-31-2001	1,430,000 ========

NOTE 8 - RELATED PARTIES

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company=s directors and stockholders. (See Note 6). An associate of a director of the Company provides office space to the Company at no charge. The value of this space is not considered significant. The Company also received funds from related parties. See Note 10.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 9 - EXTRAORDINARY INCOME

Database Development

The Company's purchase commitment for services to develop a website totaled $10,000, of which $5,000 was paid in 1999. As of December 31, 2000, the Company considered that the majority of the services contracted for were payable and accrued the balance owing of $5,000 as part of accounts payable. At March 31, 2001, this amount was forgiven by the vendor and recognized as extraordinary income.

Software License Agreement

The Company's purchase commitment for a software license agreement totaled $50,000 of which $30,000 was paid in 1999. As of December 31, 2000, the Company considered the contract payable and accrued the balance of $20,000 as part of accounts payable. At March 31, 2001, this amount was forgiven by the vendor and recognized as extraordinary income.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As further consideration for the rights granted under the software license, the licensee, Reward Enterprises, Inc., was obligated to pay a royalty calculated at 30% of gross revenue until aggregate royalty payments of $100,000 have been paid. After the $100,000 has been paid, the royalty rate will be reduced to 20% of gross revenue until an aggregate $1,000,000 has been paid and, thereafter, royalty payments will be 15% of gross revenue for the balance of the term of the agreement. Although, the term of the agreement was originally two years, commencing June 15, 1999, this agreement was terminated at March 31, 2001. There are no further obligations to either party in connection with the royalty agreement.

NOTE 11 - LOANS PAYABLE

The Company received funds from related parties in the form of loans. These are recorded as unsecured, non-interest bearing, short-term loans, payable upon demand. These loans were satisfied by payment in cash and issuance of common stock shares during the quarter ended December 31, 2000.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 12 - CONCENTRATIONS

The Company maintains two checking accounts at a financial institution located in Delta, British Columbia, Canada. One checking account is maintained in U.S. dollars, and the second in Canadian dollars. The combined total of both accounts, as translated to U.S. dollars, was $90,480 as of March 31, 2001. The U.S. currency account is not insured.

NOTE 13 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange loss of $245 for the period ended March 31, 2001. The Company recorded this transaction in the Statement of Stockholders= Equity.

NOTE 14 - SUBSEQUENT EVENT

On March 27, 2001, the Company entered into a merger agreement with Q Presents, Inc. (QP). QP and its shareholders agreed to transfer to Reward 100% of the shares and ownership of QP.

In exchange for all the shares of QP, Reward will issue to QP shareholders a total of 6,000,000 shares of its common stock.

Immediately following the issuance of the acquisition shares, the control block of 10,200,000 common stock shares owned by Mr. Robert Dinning and Mr. Brian Doutaz will be cancelled.

ITEM 2 MANAGEMENT=S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

THE FOLLOWING ANALYSIS OF THE RESULS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING MARCH 31, 2001 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S CONSOLIDATED FINANCIALS STATEMENTS, INCLUDING THE NOTES THERETO, CONTAINED ELESWHERE IN THIS FORM 10-QSB.

Reward Enterprises, Inc. (the "Corporation") was incorporated in April 1998 as Sports Entertainment Productions Inc. to pursue opportunities around the world in the Internet based entertainment industry. The name was changed to Reward Enterprises, Inc. in July 1998. Its main objective has been to develop a profitable "Entertainment Mall" through an e-commerce secure "portal." Entertainment options offered will be videos, CDs, virtual casino-style games, free bingo, dice and specialty and interactive video games. The Corporation continues to evaluate its business plan to determine its best course of action.

On June 15, 1999, Reward Nevis Group Inc., a wholly owned subsidiary of the Corporation entered into a non-exclusive software license agreement with Chartwell Technologies Inc, of Laguna Hills, California to acquire and develop all software necessary to conduct the Internet gaming activity and to handle all Internet cash transactions. This software is customized and is a full service gaming system that includes twelve casino games, a back-end administrative utility with remote access, I.P. Tracking, e-Commerce software and technical support. The license is non-exclusive and is currently licensed to others. The Corporation is restricted in the use of this technology and cannot sublicense it to others. It is for a period of two years and has provision for renewal for an additional two years. The royalty payable is 15% of gross revenues generated. Pursuant to the agreement, $30,000 has been paid to Chartwell to date for the license, $8,000 for the server from which to operate the software and the virtual casino and $5,000 in the creative development of the CasinoReward.com Web site.

In recent months, the Corporation became aware that it would likely not be able to continue with its efforts to develop an Internet gaming site, primarily as a result of the poor financial conditions in the marketplace. The Board of Directors then commenced a search for a new opportunity that would allow the Corporation to remain active in the Internet sector on a profitable basis. Q Presents, Inc., a Santa Monica, California based private corporation, provided an ideal match which on April 12, 2001 resulted in a Merger Agreement between Reward Enterprises, Inc. and Q Presents, Inc. In exchange for all the shares of QP, Reward will issue to QP shareholders a total of 6,000,000 shares of its common stock. Immediately following the issuance of the acquisition shares, the control block of 10,200,000 common stock shares owned by Mr. Robert Dinning and Mr. Brian Doutaz will be cancelled. The Merger Agreement is subject to approval of the shareholders of both companies.

Q Presents, Inc., is a California corporation targeting the hotel and conference segment of the Event Automation industry. Q Presents, Inc. is in its launching stage and intends to provide localized and web based custom event registration and automation solutions to the high growth Event Automation market.

In conjunction with this proposed merger, the Corporation negotiated a cancellation of its Software License Agreement with Chartwell that included forgiveness of all debt owing to Chartwell and the elimination of any outstanding debt on the Balance Sheet.

As part of the cancellation of the Agreement with Chartwell, the Corporation also turned over sundry computer equipment.

RESULTS OF OPERATIONS

There were no revenues in the nine-months ending March 31, 2000.

During the nine-month period ending March 31, 2001, the Corporation incurred expenses of $79,007 compared to $41,730 for the nine months ending March 31, 2000.

These expenses were primarily consulting fees and professional fees. Office administration and travel costs were nominal during the period ending March 31, 2001.

The Corporation continues to carefully control its expenses, and has eliminated all debt outstanding as it moves forward with the proposed merger with Q Presents, Inc., of California.

The Corporation has no employees at the present time and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants. All consulting agreements have been terminated as at March 31, 2001, and there are no contingent liabilities resulting from this cancellation.

Cash on hand at March 31, 2001 was $90,480 and the Corporation has sufficient funds to continue conducting its affairs.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation has to date, financed its development stage by the sale of common stock. At March 31, 2001, the Corporation had 15,515,000 shares of common stock outstanding. During the three months ended March 31, 2001, the Corporation issued 1,000,000 shares through the exercise of options at $0.10 per share, for a total of $100,000. Cash on hand at March 31, 2001 was $90,480 and it is held in a large Canadian financial institution.

The Corporation recognizes that it will continue to need additional cash during the next twelve months and these needs will coincide with the cash demands resulting from the proposed merger with Q Presents Inc. There is no assurance that the Corporation will be able to obtain additional capital as required, or obtain the capital on terms and conditions acceptable to it.

The Corporation has sufficient cash to finance its operations at this stage of its development but is constantly seeking additional financing on acceptable terms and conditions.

The Corporation has no current plans for research and development nor does the Corporation plan on retaining or hiring any additional employees or consultants. There are no plans by the Corporation to purchase or to sell any fixed assets .

INFLATION

Inflation has not been a factor during the nine months ending March 31, 2001. While inflationary forces are moderately higher than in 2000, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2001

REWARD ENTERPRISES, INC.
(Registrant)

By: /s/ Brian C. Doutaz
Brian C. Dountax, President, Chief Executive Officer