Form 10KSB
period 2001-06-30
REWARD ENTERPRISES INC
filed 2001-10-15
CIK 1067342

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-27259

REWARD ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0203927 (Employer Identification No.)

12880 Railway Avenue,
Unit No. 35
Richmond, British Columbia
Canada V7E 6G4
(Address of principal executive offices, including zip code.)

(604) 644-5139
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ x ] NO [ ] Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

State Issuer's revenues for its most recent fiscal year. June 30, 2001 - $-0-.

The current market value of the common stock held by non-affiliates on June 30, 2001 $5,245,200. There are approximately 5,640,000 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: June 30, 2001 - 16,470,000 shares of Common Stock

Transitional Small Business Issuer Format
YES [ ] NO [ x ]

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

PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

History

Reward Enterprises Inc. (the ACompany@) was incorporated under the laws of the State of Nevada on December 12, 1997, as Sports Entertainment Productions, Inc. to engage in the business of Internet entertainment including gaming. In July 1998, the Company changed its name to Reward Enterprises Inc. Reward Enterprises, Inc. maintains and administrative office at 12880 Railway Avenue, Unit 35, Richmond, British Columbia, Canada V7E 6G4.

The information set forth below contains the Company=s plan of operations on June 30, 2001. As of August 15, 2001, the Company plans to discontinue those operations as a result of the shareholder approval of the acquisition of Q Presents, Inc. See ASubsequent Event@ in Item 1.

Operations

The Company=s is a start-up business and has not commenced operations as of the date hereof other than an undertaking of a market analysis and development of a virtual casino website. As such, the following reflects the Company=s proposed plan of operation. There is no assurance however, that the Company will ultimately be able to implement its plan of Internet Gaming. Subsequent to year end, the Company agreed to merge with Q Presents, Inc. a private California based company which is targeting the hotel and conference segment of the Event Automation industry.

Internet Gaming

The Company planned to offer on the Internet, casino-style gaming opportunities including baccarat, blackjack and poker through a wholly owned subsidiary corporation called Reward Nevis Group Inc. which was incorporated on the island of Nevis, part of St. Kitts & Nevis, in the Eastern Caribbean. As of the date hereof, the Company has not established its web-site on the Internet. Subsequent to year end, the Company sold its Nevis subsidiary to an arms length party and has ceased all operations pertaining to the ACasinoReward@ web-site.

Software

When referencing the following material it should be noted that the software licence agreement referenced was mutually terminated by the Company and Chartwell Technologies on June 29, 2001. Chartwell and Reward entered into a Software Licence Agreement as of June 15, 1999 (the AAgreement@) respecting the licencing of Chartwell=s Internet gaming and back-office administration software and Web site development for the development of Reward=s proposed on-line gaming site. Both Chartwell and Reward agreed to terminate the Agreement and release one another from any further obligations thereunder. No progress had been made on the development of the site and the Company had not been successful in securing sufficient funds to continue the project prior to being approached by Q Presents, Inc. for a possible merger.

In order to initiate its gaming operations, the Company entered into a non-exclusive software license agreement with Chartwell Technologies Inc. (AChartwell@) of Laguna Hills, California to acquire and develop all software necessary to conduct the Internet gaming activity and to handle all Internet cash transactions connected therewith. The software is customized and is a full service gaming system which includes twelve casino games, a back-end administrative utility with remote access, I.P. Tracking, e-Commerce software and technical support. The Company may not license the software to anyone other than wholly owned subsidiary corporations of the Company.

Pursuant to the terms of the license agreement with Chartwell, the Company paid Chartwell $20,000 upon the execution of the agreement, made one additional payment of $10,000 in October, 1999 and agreed to make an additional payment of $20,000 at an indeterminate date. Chartwell has coincident with the termination of the Agreement waived any further payments. In addition, the Company paid Chartwell $8,000 for the purchase of a server and associated software. Chartwell would also receive 30% of the Company=s gross revenues from its gaming operations up to a maximum of $100,000; 20% thereafter, up to a maximum of $1,000,000; and 15% of the Company=s gross revenues from gaming thereafter. Upon the execution of the agreement, the Company paid Chartwell $5,000 for its website design and development and agreed to pay an additional $5,000 upon completion of the website, which has also been waived as part of the termination of the Agreement. The initial agreement was for a period of two years and was renewable thereafter at the Company=s option, provided that the Company makes a written election to renew the same at least 90 days prior to the termination date.

In the event that Chartwell ceases operations for any reasons or refuses to renew its agreement with the Company, the Company will have to cease operations.

The Website

The Company=s website would have been accessible to customers with a minimum hardware configuration consisting of a 486 personal computer with Windows 95 or greater, with 16 MB RAM, 20 MB free hard disk space, a 14,400 modem and a direct PPP Internet connection. All games will be provided in a Windows-based, menu driven format with Apoint and click@ interactivity.

Persons who wished to gamble would be able to subscribe for membership over the Internet by completing an application form appearing at the website. Part of the application process requires that the subscriber open an account and make a minimum deposit into such account. The account would be located in Nevis and all moneys will deposited there and winnings paid from there to the customer.

The website would be controlled by the Company and be designed to invite customers to sign up and apply for a membership. After a membership application is reviewed, it is either accepted or rejected based on criteria including, but not limited to, age and geographic location of the customer. The Company=s policy would be to accept subscriptions only from persons of the legal age of majority who are believed to reside in jurisdictions that are not known to expressly prohibit Internet gaming. Upon acceptance, the approved customer is then given a username and password and is thereby able to access the Company=s gaming server over the Internet through their Internet service provider.

The Company=s website would allow customers to review all terms, rules and conditions applicable to gaming and other uses at the site. All gaming winnings and losses would be debited and credited to the customer=s account on a real-time basis. All games are conducted pursuant to house rules and advantages that are published at the website and which are as favourable or more favourable than those used by major land based casinos.

The gaming opportunities offered at the proposed website would have been designed similar to that of a land based style casino and include among the gaming menu various games including blackjack, video poker, slots and roulette. Customers would use the Windows format of commands to carry out gaming activities.

The Nevis Company B Reward Nevis Group Inc.

The Company incorporated a wholly owned subsidiary on the island of Nevis, part of St. Kitts and Nevis, in the Eastern Caribbean which was registered in Nevis and which operated from the island of Nevis as of June 22, 1999. On April 19, 2001, the subsidiary was sold to an arms length party, Mr. Garner Williams of Oakland, California who agreed to accept all the corporate liabilities of the subsidiary as part of the sale of the shares.

All of the Company=s Internet gaming and related banking operations were to be carried out by Reward Nevis Group Inc. through the Bank of Nevis pursuant to the nonexclusive Software License Agreement entered into with Chartwell. The hardware and software platforms on which the Company=s Internet gaming operations were to be conducted, including all computer servers, were located in Nevis.

Principal Markets

Use of the Company=s gaming website would be available to any person of legal majority age residing in a jurisdiction in which Internet gaming is legal. Those persons visiting the site that do not wish to gamble would be able to play the games free of charge in the free game area.

The Company intended to advertise and promote its gaming business in all available advertising mediums, subject to compliance with applicable laws. As of the date hereof, the Company has not initiated any research to determine the parameters in which it may advertise.

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

The Company expected to encounter significant competition from existing providers of Internet gaming operations and expects to encounter increasing competition as additional Internet gaming service providers come on-line. Many of the Company=s potential competitors have or may have, as the case may be, greater capital and other resources than the Company and may choose to adopt a marketing plan similar to that proposed by the Company. There can be no assurance that the Company will be able to generate meaningful revenues or earnings from its proposed Internet gaming operations or otherwise successfully compete in the future.

The Company believed that its ability to compete favourably was enhanced by the fact that the Chartwell software is Java based, thus allowing users to log on to the Company=s site and begin play immediately after completion of financial arrangements. Many existing Internet gaming sites utilize software written in languages other than Java, which require users to obtain a disk or CD-ROM in order to play, or are required to spend lengthy periods of time downloading software programs. In addition, the communication infrastructure in Nevis is fibre optic based, thus allowing more traffic to access the site at any one time as compared to standard copper wire lines. Copper line telephone systems are prevalent throughout most of the Caribbean Islands.

The Company may have difficulty in attracting users to its site if it is unable to construct its virtual casino in such a fashion as to provide a unique and enjoyable gaming experience for players. In addition, the Company recognized the need to spend funds on advertising and promotion of its site through a host of Internet sites that management believes are visited by potential gaming customers.

Testing

The Company estimated that the Nevis facility and website will be fully developed and commercialized prior to the end of fourth quarter 2000. This did not occur as a result of the Company and its fiscal advisors being unable to raise sufficient working capital to develop the Company=s business plan. Standard beta testing of the site would have otherwise taken place but was not anticipated to be onerous since the software has been proven to successfully operate with a number of other online gaming sites.

Government Regulation

Gaming activities are stringently regulated in the United States and most developed countries and are based upon policies that are concerned with, among other things, (i) the prevention of unsavoury or unsuitable persons from having a direct or indirect involvement with gaming; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the governing jurisdictions; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of government revenue through taxation and licensing fees.

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

The Company believes that as of the date of this Annual Report, many federal and state prosecutorial agencies in the United States have taken the position that the provision of Internet gaming services to residents of the United States is subject to existing federal and state laws which generally prohibit the provision of gaming opportunities, except where licensed or subject to exemption. It is the Company=s understanding that many providers of Internet gaming services to citizens and residents of the United States have taken the position that existing federal and state laws pertaining to the provision of gaming opportunities do not apply to Internet gaming services. In 1997, legislation was introduced to the United States Senate and House of Representatives (the Kyle bill) which, if enacted in any of its modified forms, would effectively amend the Federal Wire Statute, codified at 18 U.S.C. 1084, to prohibit Internet gaming operations to residents of the United States (Internet Gambling Prohibition Act of 1997; S. 474 and H.R. 2380). The Company=s policy will be to not offer its Internet gaming services to citizens or residents of any jurisdiction that prohibits such activities, and to otherwise endeavour to comply with laws pertaining to gaming.

Since all aspects of the Company=s operations were to have taken place on the island of Nevis in the Eastern Caribbean and Reward Nevis Group Inc. was to be licensed to conduct Internet wagering by the sovereign state of Nevis, the Company=s operations at that location were not expected to be affected by passage of legislation in other jurisdictions.

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

Company=s Office

The Company=s administrative headquarters are located 12880 Railway Avenue, Unit 35, Richmond, British Columbia, Canada V7E 6G4 and its telephone number (604) 644-5139.

Employees

The Company is a development stage company and currently has no employees other than its Officers and Directors. The Company intends to hire additional employees as needed.

Subsequent Events

On August 15, 2001, the Company=s shareholders approved the acquisition of all of the issued and outstanding common stock of Q Present, Inc.=s common stock in exchange for 6,000,000 restricted shares of the Company=s Common Stock. The foregoing transaction, while approved by the Company=s shareholders has not been concluded and there is no assurance that the transaction will ever be concluded. New management intends to terminate the Company=s current business and enter into the business of conference and life-style event segment of the event automation industry. See the Company=s definitive proxy statement filed with the SEC on August 8, 2001 and its Form 8-K filed with the SEC on August 20, 2001 are incorporated herein by reference, which is incorporated herein by reference.

Risk Factors

1. Company Has No History of Earnings. The Company has no operating history and is subject to all of the risks inherent in a developing business enterprise including lack of cash flow and service acceptance.

2. Development and Market Acceptance of Services. The Company=s success and growth will depend upon its ability to market its services. The Company=s success will depend in part upon the market=s acceptance of, and the Company=s ability to deliver and support its gaming services.

3. Dependence on Technology Supplier. The Company is dependent upon an outside technology supplier for the preparation and creation of its web site and gaming activity. The unavailability of such services will result in the Company ceasing operations.

4. Liquidity; Need for Additional Financing. The Company believes that it does not have the cash it needs for at least the next twelve months based upon its internally prepared budget. Further, the Company=s cash requirements are not easily predictable and there is a possibility that its budget estimates will prove to be inaccurate. If the Company is unable to generate a positive cash flow, it will be required to substantially curtail operations and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favourable to the Company. The Company may suffer from a lack of liquidity in the future which could impair its short-term marketing and sales efforts and adversely affect its results of operations.

5. Foreign Operations Risks. The Company=s principal business operations will be located on the island of Nevis in the Eastern Caribbean country of St. Kitts and Nevis. St. Kitts and Nevis laws relating to gaming, taxation, business licensing and other areas may be different from those typically encountered in the United States. Currently, there are a number of Internet related websites operating from Nevis. Although management intends to ensure that all agreements, permits, licenses and/or regulatory approvals are adequately addressed and followed, there can be no assurance that the regulatory climate in the future in St. Kitts & Nevis will not change in a materially negative way for the Company.

6. Potential Liabilities. The Company could potentially encounter liabilities with respect to operation of its Internet gaming website. Prior to any user commencing play on the Company=s site, the user must read and acknowledge by point and click, the respective conditions of play. Such conditions have been developed by Chartwell and form part of the standard user registration format at Chartwell=s other licensed sites. The conditions specifically include the fact that the player fully understands, agrees to, becomes a party to and shall abide by all rules, regulations, terms and conditions, contained in the user play agreement.

7. Competition. Most of the Company=s competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the Company=s services compete indirectly with all other forms of gambling.

8. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day to day affairs of the Company.

9. Issuance of Additional Shares. 183,530,000 shares of Common Stock or 91.765% of the 200,000,000 authorized shares of Common Stock of the Company are unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments or contracts to issue any additional shares to other persons. The Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

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

11. Cumulative Voting, Pre-emptive Rights and Control. There are no pre-emptive rights in connection with the Company=s Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company=s Board of Directors.

12. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real or personal property. The Company=s only asset is cash.

The Company=s administrative headquarters are located at 12880 Railway Avenue, Unit No. 35, Richmond, British Columbia, Canada V7E 6G4 and its telephone number is (604) 644-5139. The Company currently uses office space provided by one of the directors. There is no formal lease agreement for the Company=s offices.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None. No matters were submitted during the forth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Shares of the Company are quoted on the NASD Over-The-Counter Bulletin Board. The OTCBB constitutes a limited and sporadic trading market and does not constitute an Aestablished trading market@. There is no assurance that a regular trading market will be sustainable. A shareholder, may, therefore, be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company=s securities as pledged collateral for loans unless a regular trading market develops.

At June 30, 2001, we had 352 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us. Our company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "RWDE". The table shows the high and low bid of our company's common stock since October 8, 2000, when our company's securities began trading.

Quarter ended
2001	High Bid	Low Bid
June 30	$ 1.73	$ 1.10

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company=s securities.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 16,470,125 shares of common stock outstanding as of June 30, 2001, 10,830,000 shares were issued to our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein.

Dividends

On May 16, 2001, we declared a Afour-for-one@ stock dividend. Wherein, each shareholder received four shares of common stock for each share held. We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

Our officers, directors and holders of 10% of more of the Company=s Common Stock have filed all Forms 3, 4 & 5.

Recent Sales of Unregistered Securities

The Company has 16,470,000 shares of Common Stock issued and outstanding as of June 30, 2001. Of the 16,470,000 shares of the Company=s Common Stock outstanding 5,640,000 shares are freely tradeable.

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

In March and May 1999, the Company issued options to Gerald Williams, Brian Doutaz and Frank J. Rigney to acquire up to 2,500,000 shares of common stock (1,250,000 at a price of $0.10 per share and 1,250,000 at a price of $0.25 per share). The options were granted pursuant to Reg. 701 of the Act. On November 3, 2000, the Company issued options to Gerald Williams, Brian Doutaz, Frank J. Rigney and Robert Dinning to acquire up to acquire up to 2,230,000 shares of common stock at a price of $0.10 in lieu of cash payment of a total of $223,000 pursuant to various Consulting Agreements.

On December 04, 2001, the Company sold 10,200,000 shares of its common stock to Brian C. Doutaz (as to 10,000,000 shares) and to Robert Dinning (as to 200,000 shares) at a price of $0.001. The shares which are legended under Rule 144 re-sale restrictions were issued pursuant to Rule 16(b) of the Securities Act of 1934.

On December 08, 2000, the Company filed an S-8 registration statement of the Reward Enterprises, Inc. 2001 Stock Option Plan to register up the granting of up to 7,000,000 incentive stock option shares.

On January 3, 2001, Gerry Williams and Frank Rigney exercised an option on 1,600,000 common shares at a price of $0.10 per share in lieu of a cash payment owing under certain Consulting Agreements. The debt was cancelled with the exercise of the option. On March 16, 2001, Gerry Williams and Frank Rigney exercised an option on 1,000,000 common shares at a price of $0.10. On April 23, 2001 Brian C. Doutaz and Robert Dinning exercised an option on 630,000 common shares at a price of $0.10 per share in lieu of cash payment owing under certain Consulting Agreements; resale of these shares is governed by Rule 144. On April 30 and June 5, Frank Rigney exercised a total of 225.000 common shares at a price of $0.25 per share. All shares so issued were issued under Rule 16(b) of the Securities Act of 1934.

As of the date hereof, no further options have been exercised.

ITEM 6. MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Reward Enterprises Inc. (the ACorporation@) was incorporated under the laws of the State of Nevada on December 12, 1997, as Sports Entertainment Productions, Inc. to engage in the business of Internet entertainment including gaming by the Company=s President who believed his contacts within the software and hospitality industries would allow entry into the Internet gambling industry.

A business plan developed and completed a market analysis of the gaming industry whereby the Corporation would establish a virtual casino Web site under the name ACasinoReward.com@ It was the intention of management to offer on the Internet, casino-style gaming opportunities including baccarat, blackjack and poker through a wholly owned subsidiary corporation. CasinoReward.com would be accessible to customers with a minimum hardware configuration and a direct PPP Internet connection. All games will be provided in a Windows-based, menu driven format with Apoint and click@ interactivity. At that time, there were very few Internet based virtual casinos and management believed it had a reasonable head start on the competition.

Persons who wished to gamble would be able to subscribe for membership over the Internet by completing an application form appearing at the website. Part of the application process required that the subscriber open an account and make a minimum deposit into such account. The account would be domiciled offshore and all moneys would be deposited and winnings paid from there to the customer. All games would be conducted pursuant to house rules and advantages that would be published at the website and which are as favourable or more favourable than those used by major land based casinos.

In June 1998, the Corporation raised $10,000 through the sale of 10,000,000 shares of common stock at a price of $0.001 per share through private placements with 14 shareholders, such proceeds being used to pay for incorporation and other start-up costs.

In July 1998, the Company changed its name to Reward Enterprises Inc. and the share capital was reverse split on the basis of 10 old shares becoming 1 new share, resulting in the issued and outstanding capital being reduced to 1,000,000 shares of common stock.

During this period, management was involved in a number of other projects and Reward was left to review its options and other business opportunities in the on-line entertainment business as little progress was made in acquiring what the Board determined to be a quality software package although a number were reviewed.

In March 1999, Mr. Gerald Williams constituted a new Board of Directors and set about reviewing all the available gaming software programs and met with a number of the vendors of such software including those of Starnet and Chartwell Technologies, Inc. and other major providers He then established a new offering memorandum and updated the business plan to move forward into the worldwide Internet gaming field..

The business plan was revised to broaden its scope to include other on-line marketing opportunities in the entertainment business and to ensure compliance with what was becoming a more regulated environment in the virtual casino industry. To that end it set about to ensure that use of the Company=s gaming website would be available to any person of legal majority age residing in a jurisdiction in which Internet gaming was legal. This restriction was to be a cornerstone of the Corporation=s policy to ensure that it remained within the laws of jurisdictions in which it intended to become recognized. For persons living in jurisdictions such as the United States and Canada, where Internet gaming is generally considered to be illegal, he the business plan envisioned a Afree@ game area where those persons visiting the site that did not wish to gamble would be able to play the games free of charge and derive an entertainment value from the free game area. Revenues in the free games area were to be derived from advertising, merchandise sales, other entertainment options which would be derived and added over time as well as fees charged for various services. Revenues in the gaming area would be derived from gaming operation in much the same way as in land based casinos.

The Internet domain name ACasinoReward.com@ had not previously been reserved or applied for by previous management. The Corporation therefore, set about acquiring the name through Internic, the manager of domain names in the United States. In addition, enquiries were made of trade mark attorneys as to costs and benefits associated with obtaining a trademark for the domain name which the Board of Directors believed to have significant value to the Corporation.

In April 1999, management was successful in raising $171,000 through the sale to 18 private investors of a total 1,400,000 shares at a price of $0.01 per share and 315,000 shares at a price of $0.50 per share. These funds were raised to allow the Company to acquire a software licence for its business, develop its Web site ACasinoReward.com@ complete accounting and audit functions, provide working capital and file a Form 10SB registration statement with the Securities & Exchange Commission.

Consulting Agreements were entered into between the Corporation and both Mr. Gerald Williams (President) and Mr. Brian C. Doutaz (Managing Director) to manage corporate development and the day to day operations respectively. In addition, a Consulting Agreement was entered into with a former broker dealer and president of a brokerage house to assist in corporate finance and related areas.

The Board of Directors then set about negotiating the best agreement possible with the various Internet gaming software vendors and on June 15, 1999 were successful in entering into a non-exclusive software gaming licence with Chartwell Technologies, Inc. of Laguna Hills, California to provide the gaming software for the Corporations CasinoReward.com Web site as well as provide the back end management functions for the casino games and to establish a free gaming or entertainment site where players were not gambling with real money. The software is a customized Java based full service gaming system which includes twelve casino games, a back-end administrative utility with remote access, I.P. Tracking, e-Commerce software and technical support and is currently licensed to others at a number of other Internet sites.

One of the most significant advantages of the Chartwell system and programs were that the games were Java based and would reside on the Corporation=s server. The Corporation believed that its ability to compete favourably would be enhanced by the fact that the Chartwell software is Java based which allows users to log on to the CasinoReward.com site and begin play immediately after completion of financial arrangements. Many Internet gaming sites utilize software written in languages other than Java, which require users to obtain a disk or CD-ROM in order to play, or are required to spend lengthy periods of time downloading software programs or upgrade Apatches@ to their CD based system. In addition, it was planned that the communication infrastructure for the Corporation=s server would be fibre optic based, thus allowing more traffic to access the site at any one time as compared to standard copper wire lines. This eliminated locating the server in a number of offshore locations.

Pursuant to the terms of the license agreement with Chartwell, the Company paid Chartwell $20,000 upon the execution of the agreement and made one additional payment of $10,000 in October, 1999. In addition, the Company paid Chartwell $8,000 for the purchase of a server and associated software. Chartwell would also receive 30% of the Company=s gross revenues from its gaming operations up to a maximum of $100,000; 20% thereafter, up to a maximum of $1,000,000; and 15% of the Company=s gross revenues from gaming thereafter. Upon the execution of the agreement, the Company paid Chartwell $5,000 for its assistance in the design and development of the CasinoReward.com Web site and agreed to pay Chartwell an additional $5,000 at a later date. The initial agreement was for a period of two years and was renewable thereafter at the Company=s option, provided that the Company makes a written election to renew the same at least 90 days prior to the termination date. In late 1999, the Web site was accepted by all parties as being ready for launch.

As a result of past experience and previous contacts, management made enquiries regarding establishing a subsidiary on the island of Nevis, part of St. Kitts and Nevis in the West Indies. The Board of Directors was especially concerned about the legalities of the on-line gaming business and reviewed a number of options and jurisdictions before electing to establish a subsidiary company in Nevis for the management of the funding aspects of the Web Site and to ensure that the Company was not breaking any United States federal or state laws by operating a virtual gaming entity within the United States. It need also be kept in mind that the Corporation had instituted an internal policy stating that Athe Corporation=s policy will be to accept subscriptions from persons Y believed to reside in jurisdictions that are not known to expressly prohibit Internet gaming@; i.e., where Internet gaming was legal and acceptable and so the corporation needed to establish business operations outside of the United States for that specific purpose. After review and many telephone discussions and meetings, on July 22, 1999, Reward Nevis Group Inc. was formally incorporated.

Also based on previous experience and advice from tax attorneys the Board was advised that it would be advantageous to establish a second subsidiary to act as a holding company for the Nevis subsidiary and to minimize the tax burdens imposed on domestic corporations. Frequently this is referred to as a ACaribbean sandwich@; it would not sever the Corporation=s ties with the United States but would reduce taxes payable on earnings. This jurisdiction ideally should have reciprocal tax treaties with the United States yet offer significantly reduced levels of taxation. Again, after much review and counsel and the obtaining of Bermudan opinions, on August 06, 1999 the new holding company, Reward International Group Inc., was formed in Bermuda. The persons who became directors did so based on previous experience with members of the Reward Enterprises, Inc. Board of Directors and based on full disclosure of the Corporation=s business plans and within their opinions of the business relative to the laws of Bermuda at the time. Ironically, less than a year later the newly formed Bermuda government enacted legislation which made Internet gambling or holdings of Internet gaming operations by Bermudan corporations to be illegal under various laws of the island state.

In September, 1999, the Corporation filed a Form 10-SB with the Securities & Exchange Commission and became a fully reporting issuer on September 13, 1999.

Once the Web site was set to become operational it became necessary to secure additional capital in order to properly promote and market the Corporation, its objectives and the CasinoReward.com site. Also required was merchandise bearing the CasinoReward logo, name and so on. In addition, it was noted by outside consultants that the Casino site should have a full merchandise line of products similar to that found in any major land based casino.

Meetings were held in late 1999 and continuing through 2000 with various brokerage houses and institutional investors seeking the capital that was required to initiate and manage the business plan. These meetings took place in Los Angeles and Palm Springs, California, Las Vegas, Nevada, Phoenix, Arizona and Vancouver, B.C. and continued by telephone and conference call well into the latter part of 2000.

Certain of the institutional investors expressed a concern with the legal issues related to on-line gaming in North America and noted that the Corporation would have to ensure that major volume was generated from outside the continent. To that end, the Board attempted an alliance with a group in the United Kingdom due to the large gaming interest that exists in the UK. This was accomplished through discussions with an associate of a fiscal consultant who was knowledgeable with and familiar with the people and firms operating in the gaming business in the U.K. Various telephone and personal meetings took place in and to England and Ireland.

One other potential investor went so far as to commit $300,000 based on the Corporation entering into a joint venture to provide on-line gaming in China. Since Chartwell had designed both a Cantonese and Mandarin module for the programs, this was envisioned as a viable project and Chartwell was contacted to ensure that the modules were available and up to date as well as loaded on the CasinoReward server.

In addition meetings were held with operators of a land based casino in the Dominican Republic which was interested in teaming their land based operations with the virtual presence of Reward. The objectives were to be mutual business strengths. Part of the objective would be that CasinoReward would cross advertise the land based casino and would award prizes to stays at the casino. So-called Ahigh rollers@ would be given the opportunity to stay at the land based casino and gamble there at reduced rates. Casino Reward would solicit on-line gamblers and would have visitors referred to its operations who visited the land based site. Other synergies would be developed over time.

Personal and telephone discussions with some of the major properties in Las Vegas took place to seek out mutually profitable ventures. The land based operations would be interested in acquiring the CasinoReward database of names for invitations to the land based casinos and for other branded enterprises if the database became of significant size. They in turned offered CasinoReward merchandise, incentive awards for frequent players, and so on.

Board members met with and had contacts with other businesses that were considered to be complimentary to the virtual casino business. Many of the investors and some potential clients who had beta tested the Chartwell software and who had viewed the CasinoReward Web site contacted indicated that the Corporation needed a more substantial business base. An attempt was made to joint venture with an on-line bingo site as well other projects that were ancillary to the main business of the Corporation.

Discussions were held with another virtual casino operator regarding the possibility of a merger between the two companies as it was felt that the Chartwell software was superior and when combined with their audience of players a viable business could be formed. By attending such events as the World Gaming Conference, considered to be the world wide authority and meeting place for Internet gaming, management made many contacts and was prepared to enter into a number of support contracts for products and services as soon as the Web site became operational. These included new banking facilities, credit facilitators, operators, technical and customer service call centers and so on.

Throughout this period the Corporation experienced a number of additional challenges, both internal and external which slowed the development of the business plan.

During 1999 and 2000 legislation before the United States Senate and Congress which would have not allowed U.S. residents to participate in Internet gaming created a significant level of uncertainty as to the future viability of the Internet gaming industry if the companies involved intended to accept and live by the legislation. Certain U.S. states have enacted legislation that prohibit Internet gaming either in the state or by residents of that state. The Corporation had stated in its Form 10-SB submission to the United States Securities and Exchange Commission that "the Corporation's policy will be to accept subscriptions from persons ... believed to reside in jurisdictions that are not known to expressly prohibit Internet gaming", relatively simple task accomplished through IP tracking. Residents of Canada currently face that prohibition and the United States has not determined federally what direction it will eventually take.

When the Corporation's business plan was developed it was believed that bills such as those authored by Senator John Kyle (R., Arizona) would either be defeated in the Senate or Congress or would die a natural death from lack of support. Such did not happen and the aura of uncertainty continues to prevail to this day even though there are a number of Internet gaming sites based in non-North American jurisdictions that do, in fact, accept wagers from residents of the United States and Canada. In addition, in mid 2000, the Australian government, which had been favourably disposed to Internet gaming, had a working group to assist the industry in locating to Australia and previously welcomed the industry, placed a moratorium on further Internet gaming site licences.

Delays in completing the Corporation=s goals were caused when it took longer than anticipated to obtain the required clearances to be quoted on the Over the Counter Bulletin Board (OTC-BB). Without liquidity in the shares of the Corporation some investors refrained from investing until they were assured that the Corporation was operational and, therefore, viable.

This level of uncertainty carried over in to the public markets and it became increasingly difficult to raise the capital required to make the Casinoreward.com Web site operational, let alone build it into a profitable business as public markets virtually crashed in mid 2000. This uncertainty eliminated a number of potential investors as their portfolio B managed or personal B would not allow them to enter into new Internet projects. The Board of Directors are familiar with the personnel managing one of Los Angeles= pre-eminent television business information and introductory programs for emerging companies. That particular program refused to enter into discussions regarding presenting the Corporation and its business model as they wish to not be involved in the Internet gaming controversy. Members of the Board of Directors were unable to locate private investors for the Corporation either individually or thorough broker-dealers. Consultants the Corporation sought to retain to assist in the raising of working capital were unable to do so partially because of the uncertainty in the marketplace as well as because of the challenges in the public markets during the latter eight months of 2000.

Following the decline in the equity markets in early and mid 2000, success in seeking private placements or other equity funding in Internet based companies became almost impossible. Finally, in late 2000, the Board of Directors recognized that if any shareholder value was to be preserved the Corporation had to face the fact that it was not going to be able to develop its business plan further. At that time, the Board commenced seeking other opportunities for development, merger or acquisition and continuation of the Corporation's existence.

The Board then approached Chartwell regarding a release from the licence agreement which the Corporation remained bound under. A Mutual Release And Termination Agreement was entered into on April 05, 2001 whereby the Agreement was terminated and no current or future payments were required of the Company.

The Bermuda subsidiary ceased operations and was dissolved on December 04, 2001. The Nevis subsidiary was sold to an arms length party on April 19, 2001. The transfer agreement transferred the shares and all liabilities of the subsidiary.

During the latter part of 2000, the Corporation became aware that it would likely not be able to continue with its efforts to develop an Internet gaming site as a result of the poor financial conditions in the marketplace. The Board of Directors then commenced a search for a new opportunity that would allow the Corporation to remain active in the Internet sector. Q Presents, Inc., a California corporation, provided an ideal match which on April 12, 2001 resulted in a Merger Agreement between Reward and Q Presents.

Q Presents, Inc., is a California corporation targeting the hotel and conference segment of the Event Automation industry. The Corporation is in its launching stage and intends to provide localized and web based custom event registration and automation solutions to the high growth Event Automation market.

Reward and Q Presents are still in the process of completing the necessary documents for filings with the SEC and for obtaining shareholder approval for the proposed merger.

During the three year existence of the Corporation, significant time, effort and costs were expended in failed attempts to develop the Corporation and execute its business plan. In total the Board of Directors was able to fund the Company with almost $453,000 from its inception on December 12, 1997 to the end of June, 2001. $267,138 was expended on consulting through this period which provided much of the information required to develop the business model, the business plan itself, and securing information on the best providers of gaming software and analysis of the software=s viability as well as pay-backs to the gambler. Management and outside general consulting is also included in this sum. Legal and other professional fees totalled $94,883 which included filing costs as well as legal and trademark advice and included the costs of the establishment of the Corporations subsidiaries in Bermuda and Nevis. Travel and related expenditures totalled only $23,109 as some of the trips and visits made by the directors were done so at their own expense and were not claimed or reimbursed. Office and administration costs have been kept to a minimum with total expenditures of $17,466. Office space was provided at no cost to the Corporation by one of the directors. The Corporation lost $65,160 on its failed effort to get the CasinoReward web site operational and all of the costs that went in to the license fee, the server and the actual Web site development were written off when the Chartwell Agreement was finally terminated.

Results of Operations - Period From July 01, 2000 to June 30, 2001

REVENUES: There were no revenues in the year ending June 30, 2001 as the Company had not as yet activated its web site. The Company does not anticipate that it will generate any material revenues from operations until at least the third quarter of 2001 B 2001.

EXPENSES: During the year ending June 30, 2001, the Company incurred expenses of $111,240 as compared with $228,659 in the preceding year.

A summary of these expenditures is as follows:
Legal and Professional fees	$37,075 versus $ 47,808
Consulting fees	$53,138 versus $157,500
Office and Administration	$16,841 versus $ 9,169
Travel and promotion	$4,136 versus $14,182
Total	$111,240 versus $228,659

All of the above noted expenses were related primarily to organizing the Company and filing a registration statement with the Securities & Exchange Commission, initial development of the web site and server, consulting and third party services.

Since the beginning of the fiscal year we paid or accrued consulting fees in the amount of $53,138 which primarily consisted of fees paid to Brian C. Doutaz, the Company=s secretary and a director, Frank J. Rigney, the Company=s business consultant and to Gerry W. Williams, the President and a director of the Company.

Legal and accounting fees paid of $37,075 mainly related to the filing of the Form 14A proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 with the Securities & Exchange Commission pursuant to the proposed merger with Q Presents Inc. and the preparation and filing of quarterly reports with the SEC.

The Company anticipates, however, that its operating and administrative expenses will increase during the second and third quarters of 2001 B 2002 and into the next fiscal year as the direction of the Company is changed to that of Q Presents and their Web site is further developed and additional personnel are retained for operations.

The Company continues to carefully control its expenses, and intends to seek financing in the near future to provide necessary funds required in its business plan and to further develop its business model.

The Company has no employees at the present time and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants.

Cash on hand at June 30, 2001 was $5,448 and the Company has sufficient funds to conduct ifs affairs. In addition the Company had Notes Receivable in the amount of $140,000 which were in the form of loans (Promissory Notes) to Q Presents, Inc.

NET LOSS: The Company incurred a net loss of $151,400 for the fiscal year ended June 30, 2001. It is expected that the net loss will increase during 2001 until the merger Company is able to generate sufficient revenue from operations to become profitable.

Plan of Operation

Subsequent to the fiscal year end of June 30, 2001, the shareholders of the Company agreed to the merger with Q Presents, Inc. The ability of the Company to complete the merger with Q Presents and to develop the Q Presents business plan and to continue as a going concern will depend on the ability of the Company to obtain future financing.

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

It is anticipated that there will be no sales until at least the end of the third quarter of 2001 - 2002 following the expansion of the Q Presents business plan. Operating activities during the next few months will focus primarily on efforts to:

* secure additional financing general working capital purposes, and for the further development of the Q Presents Web site and in order to facilitate efforts to begin the initial implementation of the marketing plan;
* establish additional strategic relationships with vendors, merchandisers and distributors of entertainment related merchandise and products;
* continue development of the computer infrastructure and systems related to the website;
* complete installation of internal system hardware and software for marketing, distribution and customer service facilities;
continue testing internal operating, distribution and customer service systems;
* promoting the website;

The Company does not intend to purchase a plant or significant equipment.

The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.

The Company expects to earn revenues in the third quarter of 2001 B 2002. There is no assurance, however, that the Company will earn said revenues as planned.

Liquidity and Capital Resources

The Company has to date, financed its development stage by the sale of common stock. At June 30, 2001, the Company had 16,470,000 shares of common stock outstanding and had raised a total of $452,565. At June 30, 2001 it had cash on hand of $5,448 and said cash resources are maintained with a large Canadian financial institution. The working capital surplus at that date was $3,948. Accounts payable, accrued liabilities and amounts due to related parties were $1,500 versus $214,100 in the previous year.

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

Inflation

Inflation has not been a factor during the fiscal year ended June 30, 2001. While inflationary forces are moderately higher than in 2000, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.

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

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the financial statements, the reports thereon, the notes hereto, and supplementary data commencing at page F-1 of this Form 10-KSB, which financial statements, reports, notes, and data are incorporated herein by reference.

INDEPENDENT AUDITOR=S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders= Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

The Board of Directors
Reward Enterprises, Inc.
Vancouver, B.C.
Canada

INDEPENDENT AUDITOR=S REPORT

We have audited the accompanying balance sheets of Reward Enterprises, Inc. (a development stage company) as of June 30, 2001 and 2000, and the related statements of operations and comprehensive loss, stockholders= equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reward Enterprises, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has no revenues and has sustained losses since inception. These factors raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, WA
August 14, 2001

REWARD ENTERPRISES, INC. (A Development Stage Company) BALANCE SHEETS
	June 30, 2001	June 30, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,448	$26,261
Notes receivable	140,000 ------------	- ------------
TOTAL CURRENT ASSETS	145,448 ------------	26,261 ------------
PROPERTY AND EQUIPMENT
Computer hardware	1,985	9,985
Website	-	10,000
Software license	-	50,000
Accumulated depreciation and amortization	(794) ------------	(1,997) ------------
TOTAL PROPERTY AND EQUIPMENT	1,191 ------------	67,988 ------------
TOTAL ASSETS	$146,639 ========	$94,249 ========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$-	$55,500
Accrued expenses	-	155,000
Loans payable, related party	1,500 ------------	3,600 ------------
TOTAL CURRENT LIABILITIES	1,500 ------------	214,100 ------------
TOTAL LIABILITIES	1,500 ------------	214,100 ------------
COMMITMENTS AND CONTINGENCIES	- ------------	- ------------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized, $0.001 par value; 16,470,000 and 2,715,000 shares issued and outstanding, respectively	16,470	2,715

Additional paid-in capital	581,480	178,785
Accumulated deficit during development stage	(452,565)	(301,165)
Accumulated other comprehensive income (loss)	(246) ------------	(186) ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	145,139 ------------	(119,851) ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$146,639 ========	$94,249 ========

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
						Dec 12, 1997 (Inception) Through June 30, 2001 (unaudited)
		Year Ended June 30, 2001		Year Ended June 30, 2000
REVENUES	$	- ------------	$	- ------------	$	- ------------
EXPENSES
Consulting fees		53,138		157,500		267,138
General and administrative		1,261		3,699		6,175
Legal and professional fees		37,075		47,808		94,883
Travel and entertainment		4,136		14,182		23,109
Depreciation		1,637		1,997		3,634
Transfer fees		5,074		-		5,074
Promotion		2,237		950		3,187
Office supplies		6,682		2,523		9,205
TOTAL OPERATING EXPENSES		111,240 ------------		228,659 ------------		412,405 ------------
OTHER INCOME AND EXPENSE
Loss on impairment of asset		65,160 ------------		- ------------		65,160 ------------
TOTAL OTHER EXPENSE		65,160		-		65,160
LOSS FROM OPERATIONS		(176,400)		(228,659)		(477,565)
Extraordinary items:
Gain from debt forgiveness		25,000		-		25,000
INCOME TAXES		- ------------		- ------------		- ------------
NET LOSS		(151,400)		(228,659)		(452,565)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(60) ------------		29 ------------		(246) ------------
COMPREHENSIVE LOSS		$(151,460) ========		$(228,630) ========		$(452,811) ========
BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.02) ========		$(0.08) ========		$(0.15) ========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING		9,914,250 ========		2,715,000 ========		3,118,446 ========

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

Common Number of Shares	Stock Amount	Additional Paid-in Capital	Subscriptions Receivable	Accumulated Dificit During Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Issuance of common stock in April, 1998 for services valued at $0.01 per share	1,000,000	$1,000	$9,000		$(10,000)	$-	$-	$-
Loss for period ending June 30, 1998	- ------------	- ------------	- ------------		- ------------	(10,000) ------------	- ---------	(10,000) ------------
Balance, June 30, 1998	1,000,000	1,000	9,000		(10,000)	(10,000)	-	(10,000)
Issuance of common stock in May, 1999 for cash at $0.01 per share	1,400,000	1,400	12,600		-	-	-	14,000
Issuance of common stock in May, 1999 for cash at $0.50 per share	315,000	315	157,185		-	-	-	157,500
Loss for year ending June 30, 1999	-	-	-		-	(62,506)	-	(62,506)
Foreign cash translation gain (loss)	- ------------	- ------------	- ------------		- ------------	- ------------	(215) ---------	(215) ------------
Balance, June 30, 1999	2,715,000	2,715	178,785		(10,000)	(72,506)	(215)	98,779
Services provided for stock subscription	-	-	-		10,000	-	-	10,000
Loss for year ending June 30, 2000	-	-	-		-	(228,659)	-	(228,659)
Foreign cash translation gain (loss)	- ------------	- ------------	- ------------		- ------------	- ------------	29 ---------	29 ------------
Balance, June 30, 2000	2,715,000	2,715	178,785		-	(301,165)	(186)	(119,851)
Issuance of common stock in October 2000 for cash at $0.001 per share	10,000,000	10,000	-		-	-	-	10,000
Issuance of common stock in October 2000 for payment on loans payable at $0.001 per share	200,000	200	-		-	-	-	200
Stock options exercised at $0.11 per share in exchange for director consulting fees	630,000	630	64,370		-	-	-	65,000
Stock options exercised at $0.10 per share in exchange for consulting fees payable	1,600,000	1,600	158,400		-	-	-	160,000
Stock options exercised at $0.10 per share in exchange for cash	1,000,000	1,000	99,000		-	-	-	100,000
Stock options exercised at $0.25 per share in exchange for cash	325,000	325	80,925		-	-	-	81,250
Loss for the year ended June 30, 2001	-	-	-		-	(151,400)	-	(151,400)
Foreign cash translation gain (loss)	- ------------	- ------------	- ------------		- ------------	- ------------	(60) ---------	(60) ------------
Balance, June 30, 2001	16,470,000 =======	$16,470 =======	$581,480 =======	$	- =======	$(452,565) =======	$(246) ======	$145,139 =======

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS
						Dec 12, 1997 (Inception) Through June 30, 2001 (unaudited)
		Year Ended June 30, 2001		Year Ended June 30, 2000
Cash Flows From Operating Activities:
Net loss		$(151,400)		$(228,659)		$(452,565)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation		1,637		1,997		3,634
Loss on impairment		65,160		-		65,160
Gain on forgiveness of debt		(25,000)		-		(25,000)
Services provided in exchange for stock subscriptions		-		10,000		10,000

Stock subscribed in exchange for payables		-		-		10,000
Increase in:
Other assets		-		-		(60,000)
Accounts payable		-		-		18,000
Accrued expenses		-		155,000		155,000
Decrease in:
Accounts payable		39,500 ------------		(17,000) ------------		67,000 ------------
Net cash used by operating activities		(70,103) ------------		(78,662) ------------		(208,771) ------------
Cash Flows From Investing Activities:
Change in property and equipment		- ------------		(1,320) ------------		(9,985) ------------
Net cash used by investing activities		- ------------		(1,320) ------------		(9,985) ------------
Cash Flows From Financing Activities:
Proceeds from related party loans		1,500		3,600		5,100
Payment on related party loans		(3,400)		-		(3,400)
Increase in loans receivable		(140,000)		-		(140,000)
Issuance of stock		191,250 ------------		- ------------		362,750 ------------
Net cash provided by financing activities		49,350 ------------		3,600 ------------		224,450 ------------
Net increase (decrease) in cash and cash equivalents		(20,753)		(76,382)		5,694
Foreign currency translation gain (loss)		(60)		29		(246)
Cash and cash equivalents, beginning of period		26,261 ------------		102,614 ------------		- ------------
Cash and cash equivalents, end of period		$5,448 ========		$26,261 ========		$5,448 ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$	- ========	$	- ========	$	- ========
Income taxes paid	$	- ========	$	- ========	$	- ========
NON-CASH TRANSACTIONS:
Services exchanged for stock subscriptions		$-		$10,000		$10,000
Stock subscribed in exchange for payables		$-		$-		$10,000
Payables exchanged for shares of stock		$160,000		$-		$160,000
Stock issued in payment of loans payable		$200		$-		$200
Stock issued for accrued consulting fees		$65,000		$-		$65,000

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
June 30, 2001

NOTE 1 B ORGANIZATION AND DESCRIPTION OF BUSINESS

Reward Enterprises, Inc. (hereinafter Athe Company@), was incorporated in December 1997 under the laws of the State of Nevada primarily for the purpose of offering interactive online internet entertainment and game playing.

In July and August 1999, the Company incorporated two subsidiaries in the eastern Caribbean. As of June 30, 2001, the Company no longer holds any interest in the subsidiaries. See Note 5. The Company is in the development stage and as of June 30, 2001 had not realized any significant revenues from its planned operations. The Company=s year-end is June 30.

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Reward Enterprises, Inc. is presented to assist in understanding the Company=s financial statements. The financial statements and notes are representations of the Company=s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Development Stage Activities

The Company has been in the development stage since its formation on December 12, 1997. It is primarily engaged in internet entertainment and the business of gaming.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred net losses of $151,400 for the year ended June 30, 2001. The Company is currently putting technology in place that will, if successful, mitigate these factors that raise substantial doubt about the Company=s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management plans to seek appropriate acquisitions that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. See Note 14.

Accounting Method

The Company=s financial statements are prepared using the accrual method of accounting.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 AAccounting for Income Taxes.@ Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the Amore likely than not@ standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2001, the Company had net deferred tax assets of approximately $91,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

At June 30, 2001, the Company has net operating loss carryforwards of approximately $452,000, which expire in the years 2017 through 2021.

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

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled AAccounting for Impairment of Long-lived Assets.@ In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company has recorded an impairment to its software license website and computer hardware of $65,160 during the year ended June 30, 2001, effectively reducing the recorded amount of these assets to $1,191 at June 30, 2001.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (ASFAS@) No. 133, AAccounting for Derivative Instruments and Hedging Activities,@ as amended by SFAS No. 137, AAccounting for Derivative Instruments and Hedging Activities B Deferral of the Effective Date of FASB No. 133@, and SFAS No. 138, AAccounting for Certain Derivative Instruments and Certain Hedging Activities@, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Compensated Absences

As the Company currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.

NOTE 3 B PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation is five years.

Depreciation expense of $1,637 has been recognized for the year ended June 30, 2001.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
June 30, 2001

NOTE 4 B INTANGIBLE ASSETS

The Company originally capitalized $60,000, which was the contractual cost of the website and software license purchased from an independent supplier. In the quarter ended March 31, 2001, the Company recorded an impairment expense of $60,000 attributable to the decreased value of its software license and website. No portion of this software was internally developed and, accordingly, there were no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this softwareCwhich was purchased solely for internal use and will not be marketed externallyChave been capitalized. The website and software license have not been put into service, are of limited value after the impairment, and are not being amortized.

NOTE 5 B SUBSIDIARIES

On July 22, 1999, the Company incorporated a wholly owned subsidiary in Nevis, eastern Caribbean under the name Reward Nevis Group, Inc. Another wholly owned subsidiary, Reward International Group Ltd., a Bermudian company, was incorporated August 6, 1999 but ceased operations on October 27, 2000. The Company contributed an initial investment of $10,400 toward the start-up of the subsidiaries, which was expensed.

The Company sold all its interests and shares of Reward Nevis Group, Inc. to a third party per agreement dated April 19, 2001 for $1. Reward Nevis Group, Inc. had no assets, liabilities or operating expenses. Discontinued operations disclosures are not necessary in view of the immaterial amount of assets, liabilities, and transactions associated with the former subsidiaries.

NOTE 6 B COMMON STOCK

Upon incorporation, subscriptions for 10,000,000 shares of common stock were issued at $0.01 per share for $10,000. In July 1999, the Company=s board of directors authorized a 1 for 10 reverse stock split. This decreased the number of issued and outstanding shares to 1,000,000 and the par value of the stock to $0.001 per share. All financial statement information herein has been changed to reflect this stock split.

Additional share issuances under Regulation D, Rule 504, include 1,400,000 common shares at $0.01 and 315,000 common shares at $0.50 per share, for total proceeds of $171,500.

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
June 30, 2001

NOTE 6 B COMMON STOCK (Continued)

During December 2000, stock options were exercised in exchange for consulting fees payable. These stock options were exercised, resulting in 1,600,000 common stock shares being issued in exchange for satisfying $160,000 in consulting fees payable.

In 2001, 1,955,000 options for common stock were exercised. One million of the options were for cash at $0.10 per share. Another 325,000 or the options were for cash at $0.25 per share. The remaining 630,000 options were for director services.

NOTE 7CSTOCK OPTIONS

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

The Company entered into consulting agreements with three directors of the Company, whereby two of the directors would each receive $5,000 per month and 1,000,000 common stock options (with half exercisable at $0.10 per share and half exercisable at $0.25 per share) and the other director would receive $2,500 per month and 500,000 common stock options (with half exercisable at $0.10 per share and half exercisable at $0.25 per share.) These consulting agreements were terminated effective October 31, 2000. All options related to these agreements expire April 30, 2009. At March 2001, all of the aforementioned directors exercised 630,000 options in exchange for accrued consulting fees due to them of $65,000.

On October 16, 2000, the Company adopted the 2000 Stock Option Plan, a non-qualified plan that allows the Company to distribute up to 7,000,000 shares of common stock to directors, officers and employees. Stock options of 100,000 were granted to a consultant. The exercise price of these options is $0.10 per share for the first 50,000 options and $0.25 per share for the balance of 50,000 options. These will expire September 30, 2009. During November 2000, 2,230,000 options were granted with an exercise price of $0.10 per share (in settlement of consulting fees) with an expiration date of April 30, 2001. Stock options of 2,230,000 were exercised before December 31, 2000, and an additional 1,325,000 were exercised before June 30, 2001.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: Risk-free interest rate of 5% and expected life of ten years. A minimum volatility of 30% was used and resulted in no adjustment to compensation.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
June 30, 2001

NOTE 7CSTOCK OPTIONS (continued)

Following is a summary of the Company=s stock options:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 7-1-1999	2,500,000	$ 0.18
Granted	-	-
Exercised	-	-
Forfeited	- ------------	- ------------
Outstanding at 6-30-2000	2,500,000 ========	$ 0.18 ========
Options exercisable at 6-30-2000	1,250,000 ========

Outstanding at 7-1-2000	2,500,000	$ 0.18
Granted	2,330,000	0.10
Exercised	(3,555,000)	0.09
Forfeited	- ------------	- ------------
Outstanding at 6-30-2001	1,275,000 ========	$ 0.18 ========
Options exercisable at 6-30-2001	650,000 ========

NOTE 8 B RELATED PARTIES

Certain consultants who received common stock options under the Company=s non-qualified stock option plan are the Company=s directors and stockholders. See Note 6. An associate of a director of the Company provides office space to the Company at no charge. The value of this space is not considered significant. The Company also received funds from related parties. See Note 11.

NOTE 9 B EXTRAORDINARY INCOME

Database Development

The Company=s purchase commitment for services to develop a website totaled $10,000, of which $5,000 was paid in 1999. As of December 31, 2000, the Company considered that the majority of the services contracted for were payable and accrued the balance owing of $5,000 as part of accounts payable. At March 31, 2001, this amount was forgiven by the vendor and recognized as extraordinary income.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
June 30, 2001

NOTE 9 B EXTRAORDINARY INCOME (Continued)

Software License Agreement

The Company's purchase commitment for a software license agreement totaled $50,000, of which $30,000 was paid in 1999. As of December 31, 2000, the Company considered the contract payable and accrued the balance of $20,000 as part of accounts payable. At March 31, 2001, this amount was forgiven by the vendor and recognized by the Company as extraordinary income.

NOTE 10 B COMMITMENTS AND CONTINGENCIES

As further consideration for the rights granted under the software license, the licensee, Reward Enterprises, Inc., was obligated to pay royalties based on gross revenue. Although the term of the agreement was originally two years, commencing June 15, 1999, this agreement was terminated on April 5, 2001. There are no further obligations to either party in connection with the royalty agreement.

NOTE 11 B LOANS PAYABLE

The Company received funds from related parties in the form of loans. These are recorded as unsecured, non-interest bearing, short-term loans, payable upon demand.

NOTE 12 B NOTES RECEIVABLE

During the quarter ended June 30, 2001, the Company loaned a total of $140,000 to Q Presents, Inc. The stated interest rate is the discount rate plus 2%, with a due date for interest and principal of September 30, 2001.

NOTE 13 B TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange loss of $60 for the year ended June 30, 2001. The Company records the periodic net effect of foreign currency translation transactions in the Statement of Stockholders= Equity.

NOTE 14 B SUBSEQUENT EVENT

On April 12, 2001, the Company entered into an acquisition agreement and plan of reorganization with Q Presents, Inc. (QP), a privately held corporation. QP=s shareholders agreed to transfer to Reward 100% of QP=s common stock. In exchange for all the shares of QP=s common stock, Reward will issue to QP shareholders a total of 6,000,000 shares of its common stock. This was approved by the Company=s shareholders on August 15, 2001. Immediately following the issuance of the acquisition shares, the control block of 10,200,000 common stock shares owned by Mr. Robert Dinning and Mr. Brian Doutaz is expected to be cancelled. The name of the Company is expected to be changed to Q Presents, Inc. when the necessary documents have been filed with the State of Nevada.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS./P>

The information set forth under the caption "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in Reward Enterprises, Inc.'s definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on Schedule 14A on or before November 06, 2001 is incorporated herein by reference.

Brian Doutaz B President, Secretary and a member of the Board of Directors.

Since May 1999, Mr. Doutaz has been Secretary and a member of the Board of Directors of the Company. Since April 1993, Mr. Doutaz has been President of Anina International Capital Corp., located in Richmond, British Columbia which is engaged in the business of providing consulting services to start-up and development stage corporations.

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

ITEM 10 - Executive Compensation

The information set forth under the captions "Executive Compensation and Other Information" and "Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

Summary Compensation Table

The table below shows, for the last fiscal year (and third full fiscal year in the Company's history), compensation paid to the Company's President and the most highly paid executive officer serving at fiscal year end. For the fiscal year ended June 30, 2001, the Company had two executive officers, which received compensation under certain consulting agreements dated March 15, 1999 and May 1, 1999. The compensation information for these individuals is set forth below. We refer to all these officers as the "Named Executive Officers."

The following table sets forth compensation information for our fiscal period ended June 30, 2001:

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Brian C. Doutaz [2][4] President & Director	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Robert Dinning Treasurer & Director	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Gerald W. Williams [2][4] President (resigned - December 8, 2000)	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1] All compensation received by the officers and directors has been disclosed.

[2] These figures represent compensation paid to Mr. Williams and Mr. Doutaz pursuant to Consulting Agreements between the Company and said individuals dated March 15, 1999 and May 1, 1999 respectively. For more information on the consultant compensation paid by the Company to Mr. Williams and. Doutaz for the fiscal year ended June 30, 2001, please see Item 7 of the Financial Statements attached as an exhibit to the Company's Form 10-KSB for fiscal year ended June 30 2001, as filed on October 15, 2001.

[3] Does not include Mr. Williams= (i) options to acquire 1,300,000 shares of common stock at $0.10 per share and (ii) options to acquire 500,000 shares of common stock at $0.25 per share. These options were granted pursuant to a consulting agreement between the Company and Mr. Williams dated March 15, 1999. These options expire on the earlier of March 15, 2009; thirty days after the termination (except for death or disability) of Mr. Williams as a consultant to the company; or, one year after termination due to death or disability.

[4] Does not include Mr. Doutaz's (i) options to acquire 880,000 shares of common stock at $0.10 per share and (ii) options to acquire 250,000 shares of common stock at $0.25 per share. These options were granted pursuant to a consulting agreement between the Company and Mr. Doutaz dated May 1, 1999. These options expire on the earlier of May 1, 2009; thirty days after the termination (except for death or disability) of Mr. Doutaz as a consultant to the company; or one year after termination due to death or disability.

Stock Option Plan

In 1998, 1999 and 2001, the Board of Directors of the Company approved the 1998, 1999 and 2000 Stock Option Plan respectively (the "Plans"). The Plans provide for the grant of incentive and non-qualified options to purchase up to 9,000,000 shares of common stock to officers, directors, employees, and other qualified persons that may be selected by the Plan Administrator (which currently is the Board of Directors). The Plan is intended to help attract and retain key Company employees and any other persons that may be selected by the Plan Administrator and to give those persons an equity incentive to achieve the objectives of the Company's shareholders.

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

Option Grants In The Last Fiscal Year

During the fiscal year ended June 301, 2001, options were granted to the Named Executive Officers as follows:

Name	Number of Shares Under Option	Date of Grant	Date of Expiry
Gerald W. Williams	800,000	November 3, 2000	June 30, 2001
Brian C. Doutaz	630,000	November 3, 2000	January 31, 2002
TOTAL	1,630,000

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

During the last fiscal year, Gerald W. Williams exercised an option to purchase 1,300,000 shares of the Company=s common stock at a price of $0.10 per share and Brian C. Doutaz exercised an option to purchase 450,000 shares of the Company=s common stock at a price of $0.10 per share. No other Executive Officers exercised options to purchase shares of the Company's common stock.

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

In the past, Gerald W. Williams, the former President, has negotiated all executive salaries on behalf Of the Company. The Board of Directors believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service to the Company or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of the Company's stockholders.

Compensation of Chief Executive Officer

Gerald W. Williams, former President, received compensation as a consultant for his services as the Company's President and Chief Executive Officer under a consulting agreement between the Company and Mr. Williams dated March 15, 1999.

Mr. Williams received two options to acquire an aggregate of 1,000,000 shares of the Company's common stock in the previous fiscal year ended June 30, 1999. See "Summary Compensation Table - Footnote 2." Mr. Williams resigned as a director and as President on December 08, 2000. His Consulting Agreement was mutually cancelled on October 31, 2001 For the fiscal year ending June 30, 2002, Mr. Williams will not be entitled to receive further options to purchase common stock of the Company under the Company's 1998, 1999 and 2000 Stock Option Plans.

Brian C. Doutaz became President of the Company on December 08, 2000 and received compensation as a consultant for his services as the Company's President and Chief Executive Officer under a consulting agreement between the Company and Mr. Doutaz dated May 01, 1999 for the period July 01 to October 31, 2000.

Mr. Doutaz received two options to acquire an aggregate of 500,000 shares of the Company's common stock in the previous fiscal year ended June 30, 1999. See "Summary Compensation Table - Footnote 2." Said Consulting Agreement was mutually cancelled on October 31, 2001 For the fiscal year ending June 30, 2002, Mr. Doutaz will be entitled to receive further options to purchase common stock of the Company under the Company's 1998, 1999 and 2000 Stock Option Plans.

The Company does not intend to pay its directors compensation for the fiscal year ended June 30, 2002. However, the Company may issue stock options to directors and executive officers in the fiscal year ending June 30, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A on or before November 06, 2001 is incorporated herein by reference.

The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of June 30, 2001 by: (i) each person known to the Company to own more than five percent (5%) of any class of the voting securities; (ii) each of the directors; and (iii) all of the directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class [1]
Brian C. Doutaz	10,630,000 [2]	President, Chief Executive Officer and a member of the Board of Directors	64.54%
Robert G. Dinning	380,000	Treasurer, Chief Financial Officer and a member of the Board of Directors	2.31%
All officer and Directors as a Group (2 Persons)	11,010,000		66.84%

[1] Based on an aggregate 16,470,000 shares outstanding as of June 30, 2001.

[2] Includes (i) options to acquire 250,000 shares of our common stock at $0.10 per share and (ii) options to acquire 250,000 shares of our common stock at $0.25 per share, which are immediately exercisable.

The Company may issue additional options to the Directors and Executive Officers in the fiscal year ending June 30, 20021.

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

To the Company's knowledge all of the Company's directors, executive officers, and greater-than-10% beneficial owners made all required filings on a timely basis for the fiscal year ended June 30, 2001.

ITEM 12 - Certain Relationships and Related Transactions

The information set forth under the caption "Certain Relationships and Related Transactions between Management and the Company" in the Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A on or before November 06, 2001 is incorporated herein by reference.

During the year ended June 30, 2001, the following related party transactions occurred:

1. The Company paid or accrued consulting fees of $15,000 to Gerald W. Williams and $7,500 in consulting fees to Brian C. Doutaz.

During 2001, the Company paid only those salaries and other compensation to its Named Executive Officers as set forth under the heading "Executive Compensation."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-27259 on September 7, 1999. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit Number	Description
3.1	Articles of Incorporation of Reward Enterprises, Inc. filed on December 12, 1997.
3.1	Amendment to Articles of Incorporation
3.2	Bylaws of Reward Enterprises, Inc.
10.1	Software License Agreement between Chartwell Technology Inc. and Reward Enterprises, Inc. dated June 15, 1999 regarding licensing of software for ACasino Reward@ Internet site
99.1	Consulting Agreement by and Between Reward Enterprises, Inc. and Gerald W. Williams dated March 15, 1999.
99.2	Consulting Agreement by and between Reward Enterprises, Inc. and Brian C. Doutaz dated May 1, 1999.
99.3	Consulting Agreement by and between Reward Enterprises, Inc. and Frank J. Rigney dated May 1, 1999.
99.4	Reward Enterprises, Inc. 1999 Stock Option Plan.

The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #333-51460 on December 8, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit Number	Description
99.5	Reward Enterprises, Inc. 2000 Stock Option Plan.

The Company incorporates by reference, its entire definitive proxy statement filed with the Securities and Exchange Commission on August 8, 2001 and its entire Form 8-K filed with the Securities and Exchange Commission on August 20, 2001.

The following exhibits are incorporated herein:

Exhibit Number	Description
10.2 99.6	Mutual Release and Termination Agreement. Share Purchase Agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 15th day of October, 2001.

REWARD ENTERPRISES, INC.
BY:	/s/ Brian C. Doutz Brian C. Doutaz, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian C. Doutaz Brian C. Doutaz	President, Chief Executive Officer and member of the Board of Directors	October 15, 2001
/s/ Robert Dinning Robert Dinning	Treasurer, Chief Financial Officer and member of the Board of Directors	October 15, 2001