Form 10QSB
period 2001-09-30
REWARD ENTERPRISES INC
filed 2002-02-05
CIK 1067342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10QSB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

      For the transition period from ______________ to ____________.


                         COMMISSION FILE NUMBER 000-27259

                            REWARD ENTERPRISES, INC.
              (Exact name of registrant as specified in its charter)

               NEVADA                                    98-0203927
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

      10780 Santa Monica Blvd., Suite 280, Los Angeles, California  90025
                     (Address of principal executive offices)

                                  (310) 474-6070
                           (Issuer's telephone number)

          5000 Miller Road, Richmond, British Columbia, Canada V7B 1Y3
                            (Issuer's Former Address)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,270,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Board of Directors
Reward Enterprises, Inc.
Los Angeles, California

                           Accountant's Review Report
                           --------------------------


We have reviewed the accompanying consolidated balance sheet of Reward Enterprises, Inc. (a development stage company) as of September 30, 2001 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the three months ended September 30, 2001, and for the period from December 12, 1997 (inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended June 30, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated August 14, 2001, but we have not performed any auditing procedures since that date.

As discussed in Note 2, the Company has no revenues and has sustained losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our review was conducted for the purpose of forming a limited opinion on the basic financial statements taken as a whole. The proforma financial information beginning on page 15 is presented in conformity with regulations of the Securities and Exchange Commission and is not a required part of the basic financial statements. Such information has been subjected to the review procedures applied in the review of the basic financial statements and we are not aware of any material modifications in respect to the financial information in the proforma information.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, WA
January 15, 2002

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                   September 30,        June 30,
                                                       2001               2001
                                                   (Unaudited)
                                                   -----------      -----------
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                    $     1,414      $     5,448
      Accounts receivable - officer                         96             -
      Notes receivable                                    -             140,000
                                                   -----------      -----------
        TOTAL CURRENT ASSETS                             1,510          145,448
                                                   -----------      -----------

   PROPERTY AND EQUIPMENT
      Computer hardware                                   -               1,985
      Website                                          145,979             -
      Software license                                    -                -
      Accumulated depreciation and amortization           -                (794)
                                                   -----------      -----------
        TOTAL PROPERTY AND EQUIPMENT                   145,979            1,191
                                                   -----------      -----------

   OTHER ASSETS
      Goodwill                                       2,100,000             -
                                                   -----------      -----------

        TOTAL ASSETS                               $ 2,247,489      $   146,639
                                                   ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                             $    41,939      $      -
      Loans payable, related party                       1,500            1,500
                                                   -----------      -----------
        TOTAL CURRENT LIABILITIES                       43,439            1,500
                                                   -----------      -----------

        TOTAL LIABILITIES                               43,439            1,500
                                                   -----------      -----------

   COMMITMENTS AND CONTINGENCIES                          -                -
                                                   -----------      -----------

   STOCKHOLDERS' EQUITY
      Common stock, 200,000,000 shares authorized,
       $0.001 par value; 12,270,000 and
       16,470,000 shares issued and outstanding,
       respectively                                     12,270           16,470
      Additional paid-in capital                     2,685,680          581,480
      Accumulated deficit during development stage    (493,654)        (452,565)
      Accumulated other comprehensive income (loss)       (246)            (246)
                                                   -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY                   2,204,050          145,139
                                                   -----------      -----------

        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                    $ 2,247,489      $   146,639
                                                   ===========      ===========


             See accompanying notes and accountant's review report

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                     Dec 12, 1997
                                                  Three Months     Three Months       (Inception)
                                                     Ended             Ended            Through
                                                  September 30,    September 30,     September 30,
                                                     2001               2000             2001
                                                  (Unaudited)       (Unaudited)      (Unaudited)
                                                 ------------      ------------     ------------
REVENUES                                         $       -         $       -        $       -
                                                 ------------      ------------     ------------

EXPENSES
   Consulting fees                                       -               39,000          267,138
   General and administrative                          14,038             2,173           37,679
   Legal and professional fees                         18,919              -             113,802
   Travel and entertainment                              -                 -              23,109
   Depreciation                                           132              -               3,766
   Research and development                             8,000              -               8,000
                                                 ------------      ------------     ------------
     TOTAL OPERATING EXPENSES                          41,089            41,173          453,494
                                                 ------------      ------------     ------------

OTHER INCOME AND EXPENSE
   Loss on impairment of asset                           -                 -              65,160
                                                 ------------      ------------     ------------
     TOTAL OTHER EXPENSE                                 -                 -              65,160

LOSS FROM OPERATIONS                                  (41,089)          (41,173)        (518,654)

Extraordinary items:
   Gain from debt forgiveness                            -                 -              25,000

     INCOME TAXES                                        -                 -                -
                                                 ------------      ------------     ------------

NET LOSS                                              (41,089)          (41,173)        (493,654)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)              -                  186             (246)
                                                 ------------      ------------     ------------

COMPREHENSIVE LOSS                               $    (41,089)     $    (40,987)    $   (493,900)
                                                 ============      ============     ============


BASIC AND DILUTED
   NET LOSS PER COMMON SHARE                     $        nil      $      (0.02)    $      (0.12)
                                                 ============      ============     ============

WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK SHARES OUTSTANDING                 15,070,000         2,715,000        4,037,796
                                                 ============      ============     ============

             See accompanying notes and accountant's review report

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                        Accumulated    Accumulated
                                 Common Stock                                         Deficit During     Other            Total
                     -------------------------------
                         Number                          Additional    Subscriptions   Development    Comprehensive   Stockholders'
                        of Shares       Amount       Paid-in Capital     Receivable       Stage       Income (Loss)      Equity
                     --------------- --------------- --------------- --------------- --------------- --------------- --------------
Issuance of common
 stock in April,
 1998 for services
 valued at $0.01
 per share             1,000,000     $       1,000   $       9,000   $     (10,000)  $        -      $        -      $        -

Loss for period
 ending June 30,
 1998                       -                 -               -               -            (10,000)           -            (10,000)
                     -----------     -------------   -------------   -------------   -------------   -------------   -------------

Balance, June 30,
 1998                  1,000,000             1,000           9,000         (10,000)        (10,000)           -            (10,000)

Issuance of common
 stock in May, 1999
 for cash at $0.01
 per share             1,400,000             1,400          12,600            -               -               -             14,000

Issuance of common
 stock in May, 1999
 for cash at $0.50
 per share               315,000               315         157,185            -               -               -            157,500

Loss for year
 ending June 30,
 1999                       -                 -               -               -            (62,506)           -            (62,506)

Foreign currency
 translation gain
 (loss)                     -                 -               -               -               -               (215)           (215)
                     -----------     -------------   -------------   -------------   -------------   -------------   -------------

Balance, June 30,
 1999                  2,715,000             2,715         178,785         (10,000)        (72,506)           (215)         98,779

Services provided
 for stock
 subscription               -                 -               -             10,000            -               -             10,000

Loss for year
 ending June
 30, 2000                   -                 -               -               -           (228,659)           -           (228,659)

Foreign currency
 translation gain
 (loss)                     -                 -               -               -               -                 29              29
                     -----------     -------------   -------------   -------------   -------------   -------------   -------------

Balance, June
 30, 2000              2,715,000             2,715         178,785            -           (301,165)           (186)       (119,851)

Issuance of common
 stock in October
 2000 for cash at
 $0.001 per share     10,000,000            10,000            -               -               -               -             10,000

Issuance of common
 stock in October
 2000 for payment
 on loans payable
 at $0.001 per
 share                   200,000               200            -               -               -               -                200

Stock options
 exercised at
 $0.11 per
 share in
 exchange for
 director
 consulting fees         630,000              630           64,370            -               -               -             65,000

Stock options
 exercised at
 $0.10 per
 share in
 exchange for
 consulting fees
 payable               1,600,000            1,600          158,400            -               -               -            160,000

Stock options
 exercised at
 $0.10 per
 share in
 exchange for
 cash                  1,000,000            1,000           99,000            -               -               -            100,000

Stock options
 exercised at
 $0.25 per
 share in
 exchange for
 cash                    325,000              325           80,925            -               -               -             81,250

Loss for the
 year ended
 June 30, 2001              -                -                -               -           (151,400)           -           (151,400)

Foreign currency
 translation gain
 (loss)                     -                -                -               -               -                (60)            (60)
                     -----------     -------------   -------------   -------------   -------------   -------------   -------------

Balance, June
 30, 2001             16,470,000            16,470         581,480            -           (452,565)           (246)        145,139

Common stock
 issued in
 merger with
 Q-Presents,
 Inc. at $0.35
 per share             6,000,000             6,000       2,094,000            -               -               -          2,100,000

Common stock
 cancelled as
 part of merger
 with Q-Presents,
 Inc.                (10,200,000)          (10,200)         10,200            -               -               -               -

Loss for the
 three months
 ended September
 30, 2001                   -                 -               -               -               -            (41,089)        (41,089)
                     -----------     -------------   -------------   -------------   -------------   -------------   -------------
Balance, September
 30, 2001             12,270,000     $      12,270   $   2,685,680   $        -      $    (493,654)  $        (246)  $   2,204,050
                     ===========     =============   =============   =============   =============   =============   =============

             See accompanying notes and accountant's review report

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                     Dec 12, 1997
                                                  Three Months     Three Months       (Inception)
                                                     Ended             Ended            Through
                                                  September 30,    September 30,     September 30,
                                                     2001               2000             2001
                                                  (Unaudited)       (Unaudited)      (Unaudited)
                                                 ------------      ------------     ------------
Cash Flows From Operating Activities:
   Net loss                                      $    (41,089)     $    (40,987)    $   (493,654)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
    Depreciation                                          132               503            3,766
    Loss on impairment                                   -                 -              65,160
    Gain on forgiveness of debt                          -                 -             (25,000)
    Services provided in exchange for
     stock subscriptions                                 -                 -              10,000
    Stock subscribed in exchange for payables            -                 -              10,000
    Increase in:
      Other assets                                       -                 -             (60,000)
      Accounts payable                                 31,770              -             116,770
      Accrued expenses                                   -               39,000          155,000
                                                 ------------      ------------     ------------
   Net cash used by operating activities               (9,187)           (1,484)        (217,958)
                                                 ------------      ------------     ------------

Cash Flows From Investing Activities:
   Changes to property and equipment                    1,059              -              (8,926)
   Cash from merger acquisition                         4,094              -               4,094
                                                 ------------      ------------     ------------
   Net cash used by investing activities                5,153              -              (4,832)
                                                 ------------      ------------     ------------

Cash Flows From Financing Activities:
   Proceeds from related party loans                     -                 -               5,100
   Payment on related party loans                        -                 -              (3,400)
   Increase in loans receivable                          -                 -            (140,000)
   Issuance of stock                                     -                 -             362,750
                                                 ------------      ------------     ------------
Net cash provided by financing activities                -                 -             224,450
                                                 ------------      ------------     ------------

Net increase (decrease) in cash and
   cash equivalents                                    (4,034)           (1,484)           1,660

   Foreign currency translation gain (loss)              -                 -                (246)

Cash and cash equivalents,
   beginning of period                                  5,448            26,261             -
                                                 ------------      ------------     ------------

Cash and cash equivalents, end of period         $      1,414      $     24,777     $      1,414
                                                 ============      ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest expense paid                         $       -         $       -        $       -
                                                 ============      ============     ============
   Income taxes paid                             $       -         $       -        $       -
                                                 ============      ============     ============

NON-CASH TRANSACTIONS:
   Services exchanged for stock subscriptions    $       -         $       -        $     10,000
   Stock subscribed in exchange for payables     $       -         $       -        $     10,000
   Payables exchanged for shares of stock        $       -         $       -        $    160,000
   Stock issued in payment of loans payable      $       -         $       -        $        200
   Stock issued for accrued consulting fees      $       -         $       -        $     65,000
   Stock issued for subsidiary                   $  2,100,000      $       -        $  2,100,000

             See accompanying notes and accountant's review report

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                               September 30, 2001



NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Reward Enterprises, Inc. (hereinafter "the Company"), was incorporated on December 12, 1997, under the laws of the State of Nevada primarily for the purpose of offering interactive online internet entertainment and game playing. On August 15, 2001, the Company entered into a merger agreement with Q Presents, Inc., which was incorporated in the state of California for the purpose of providing innovative event management and marketing automation solutions to take advantage of the meeting, hotel, trade show and convention industries. At the time of the merger, Reward changed its focus to match that of Q Presents, Inc.

The Company will generate revenue through licensing its "Q" automated event management services and related supported offerings; licensing its intranet and online services; sales of dedicated advertising; sales of related merchandise; and its promotion and publicity services.

Since the merger, the Company has focused on the development of its business plan, the development of the website and the development of "The Q" technological platform and has not generated any revenue.


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

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred net losses of $41,089 for the three months ended September 30, 2001. The Company is currently putting technology in place that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management plans to seek additional capital through a public offering of its stock that will provide the funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Accounting Method
-----------------

The Company's financial statements are prepared using the accrual method of accounting.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                               September 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Share
--------------------------------

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Cash and Cash Equivalents
-------------------------

For purposes of the Consolidated Statements of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes
-------------------

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2001, the Company had net deferred tax assets of approximately $73,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001.

At September 30, 2001, the Company has net operating loss carryforwards of approximately $490,000, which expire in the year through 2021.

Use of Estimates
----------------

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

Impaired Asset Policy
---------------------

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company has recorded an impairment to its software license website and computer hardware of $65,160 during the year ended June 30, 2001, effectively reducing the recorded amount of these assets to $1,191 at June 30, 2001. As of September 30, 2001, the Company had not impaired any other assets.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                               September 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Web Site Development
--------------------

The Company has adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with this adoption, the Company has capitalized web site development costs. During the period ended September 30, 2001, the Company capitalized $145,979 for web site development costs, which was acquired in the merger.

Derivative Instruments
----------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At September 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Compensated Absences
--------------------

The Company currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.

Accounting Pronouncements
-------------------------

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in an increase in no change to reported earnings. The Company is currently evaluating the impact of the transitional provisions of the statement.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                               September 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
-------------------------------------

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Q Presents, Inc., after elimination of the intercompany accounts and transactions.

NOTE 3 - ACQUISITIONS

On August 15, 2001, 2001, Reward Enterprises, Inc. acquired Q Presents, Inc. with the issuance of 6,000,000 shares of common stock in exchange for all of the common stock of Q Presents, Inc. This tranaction had an accounting date of August 31, 2001, which was the date that the transaction was final. The value of the stock issued at the fair market price of $0.35 per share was $2,100,000 and will be accounted for under the purchase method of accounting.

The purchase price of Q Presents, Inc. was $2,100,000, determined by the fair market value of Reward's stock. The net book deficit of assets acquired was $105,588. The assets and liabilities acquired were as follows as of August 31, 2001:


            Cash in bank                       $     9,093
            Accounts receivable officer                 96
            Website                                 43,000
                                               -----------
            Total Assets                       $    52,189
                                               ===========

            Accounts payable                   $    15,169
            Note payable to Reward                 140,000
            Interest payable to Reward               2,601
                                               -----------
                                                   157,777
                                               ===========

            Liabilities in excess of assets    $   105,588
                                               ===========

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                               September 30, 2001


NOTE 3 - ACQUISITIONS (continued)

After the elimination of $2,601 of interest owed between the companies, as part of the acquisition transaction, $102,987 was allotted to the value of the website based upon costs expensed during the website's development.

The balance of the purchase price was allocated to goodwill which was acquired in the merger. Pursuant to the acquisition, Q Presents became a wholly owned subsidiary of Reward.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation is five years. The computer equipment in the Company's Vancouver office was deemed to be not valuable enough to be moved to the Q Presents offices in California. The Company deemed this remaining book value of $1,059 to be an office expense for the quarter ending September 30, 2001.

Depreciation expense of $132 has been recognized for the period ended September 30, 2001.


NOTE 5 - GOODWILL

The Company acquired goodwill in the acquisition of Q Presents, Inc. (see Note
3). This goodwill will be accounted for in accordance with SFAS 142 (see Note
2). The Company will periodically review this asset for possible impairment.


NOTE 6 - COMMON STOCK

Upon incorporation, subscriptions for 10,000,000 shares of common stock were issued at $0.01 per share for $10,000. In July 1999, the Company's board of directors authorized a 1 for 10 reverse stock split. This decreased the number of issued and outstanding shares to 1,000,000 and the par value of the stock to $0.001 per share. All financial statement information herein has been changed to reflect this stock split.

Additional share issuances under Regulation D, Rule 504, include 1,400,000 common shares at $0.01 and 315,000 common shares at $0.50 per share, for total proceeds of $171,500.

At June 30, 1999, $10,000 in stock subscriptions was receivable. During the year ended June 30, 2000, the subscriptions receivable were satisfied.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                               September 30, 2001


NOTE 6 - COMMON STOCK (continued)

During October 2000, 10,000,000 common stock shares were issued at $0.001 per share for cash proceeds of $10,000 which gave Mr. Brian Doutaz 64% ownership in the Company. An additional 200,000 common stock shares were issued at $0.001 per share to satisfy a note payable. The 10,200,000 shares issued in these transactions were cancelled in accordance with the terms of the agreement to acquire Q Presents, Inc. (see Note 3).

During December 2000, stock options were exercised in exchange for consulting fees payable. These stock options were exercised, resulting in 1,600,000 common stock shares being issued in exchange for satisfying $160,000 in consulting fees payable.

In 2001, 1,955,000 options for common stock were exercised. One million of the options were for cash at $0.10 per share. Another 325,000 of the options were for cash at $0.25 per share, and the remaining 630,000 options were for director services.

In August 2001, the Company issued 6,000,000 shares of common stock in its acquisition of Q Presents, Inc. (see Note 3).

In December 2001, the Company issued an additional $890,000 of common stock to twelve investors in consideration of $100,000.


NOTE 7-STOCK OPTIONS

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

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                               September 30, 2001


NOTE 7-STOCK OPTIONS (continued)

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

Following is a summary of the Company's stock options:

                                                                 Weighted
                                                      Number      Average
                                                        Of       Exercise
                                                      Shares       Price
                                                  ------------  ------------
            Outstanding at 7-1-2000                  2,500,000      $   0.18
            Granted                                  2,330,000          0.10
            Exercised                               (3,555,000)         0.09
            Forfeited                                     -             -
                                                  ------------  ------------
            Outstanding at 6-30-2001                 1,275,000      $   0.18
                                                  ============  ============

            Options exercisable at 6-30-2001           650,000
                                                  ============

            Outstanding at 6-30-2001                 1,275,000      $   0.18
            Granted                                       -             -
            Exercised                                     -             -
            Forfeited                                     -             -
                                                  ------------  ------------
            Outstanding at 9-30-2001                 1,275,000      $   0.18
                                                  ============  ============

            Options exercisable at 9-30-2001           650,000
                                                  ============

Between October and December 2001, the option holders exercised 452,000 shares and the Company received $98,000.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                               September 30, 2001


NOTE 8 - RELATED PARTIES

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company's directors and stockholders. See Note 6. An associate of a director of the Company provides office space to the Company at no charge. The value of this space is not considered significant. The Company also received funds from related parties. See Note 9.

In September 2001, the Company's Board of Directors approved consulting agreements with Edward W. Withrow III and Warren K. Withrow for consulting/employment agreements paying $3,500 cash per month for a period of sixty moths and options to purchase up to 1,800,000 shares of common stock each. These options were subsequently reduced to 700,000 shares in December 2001.


NOTE 9 - EXTRAORDINARY INCOME

Database Development
--------------------

The Company's purchase commitment for services to develop a website totaled $10,000, of which $5,000 was paid in 1999. As of December 31, 2000, the Company considered that the majority of the services contracted for were payable and accrued the balance owing of $5,000 as part of accounts payable. At March 31, 2001, this amount was forgiven by the vendor and recognized as extraordinary income.

Software License Agreement
--------------------------

The Company's purchase commitment for a software license agreement totaled $50,000, of which $30,000 was paid in 1999. As of December 31, 2000, the Company considered the contract payable and accrued the balance of $20,000 as part of accounts payable. At March 31, 2001, this amount was forgiven by the vendor and recognized by the Company as extraordinary income.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

As further consideration for the rights granted under the aforementioned software license, the licensee, Reward Enterprises, Inc., was obligated to pay royalties based on gross revenue. Although the term of the agreement was originally two years, commencing June 15, 1999, this agreement was terminated on April 5, 2001. There are no further obligations to either party in connection with the royalty agreement.

In September 2001, the Company also entered into a letter of intent with Live Media Events, Inc. This letter of intent calls for the Company to enter into a licensing agreement to operate proprietary festivals. The terms of this letter call for the issuance of 2,200,000 shares of common stock and 1,820,000 warrants with a stock price of $0.30 per share with modifications based upon trading prices of the Company's stock.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                               September 30, 2001


NOTE 11 - LOANS PAYABLE

The Company received funds from related parties in the form of loans. These are recorded as unsecured, non-interest bearing, short-term loans, payable upon demand.


NOTE 12 - NOTES RECEIVABLE

During the quarter ended June 30, 2001, the Company loaned a total of $140,000 to Q Presents, Inc. The stated interest rate is the discount rate plus 2%. This has been eliminated in the consolidation as part of the acquisition of Q Presents, Inc. As of September 30, 2001, there has been $3,291 in interest accrued between the Companies which was eliminated in the consolidation.


NOTE 13 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange loss of $60 for the period ended September 30, 2000 and none for the period ending September 30, 2001. The Company records the periodic net effect of foreign currency translation transactions in the Statement of Stockholders' Equity.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                     PROFORMA COMBINED FINANCIAL STATEMENTS


The following proforma combined financial statements reflect the acquisition of 100% of the common stock of Q Presents, Inc. (hereinafter Q Presents) by the Company as of August 31, 2001. This transaction involves the exchange of 6,000,000 shares of common stock for 1,000 common stock shares of Q Presents which were issued and outstanding.

The proforma financial statements have been prepared utilizing the historical financial statements of Reward Enterprises, Inc. and Q Presents and should be read in conjunction with the separate historical financial statements and notes thereto of these companies for the respective periods presented.

The proforma financial information is based on the purchase method of accounting. The proforma combined statements of operations assume the acquisition had occurred at the beginning of the period presented in the statements. All intercompany accounts and transactions have been eliminated.

The proforma combined financial statements do not purport to be indicative of the financial positions and results of operations and cash flows which actually would have been obtained if the acquisition had occurred on the date indicated or the results which may be obtained in the future.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                             PROFORMA BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)

                                                   REWARD               Q PRESENTS          ELIMINATIONS             TOTAL
                                                -------------         -------------         -------------         -------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                   $       5,448         $      34,955         $        -            $      40,403
    Accounts receivable - Officers                       -                       96                  -                       96
    Notes receivable                                  140,000                  -    b.           (140,000)                 -
                                                -------------         -------------         -------------         -------------
        TOTAL CURRENT ASSETS                          145,448                35,051              (140,000)               40,499
                                                -------------         -------------         -------------         -------------

  PROPERTY AND EQUIPMENT
    Computer hardware                                   1,985                  -                     -                    1,985
    Website                                              -                   23,000 a.            100,673               123,673
    Accumulated depreciation and amortization            (794)                 -                     -                     (794)
                                                -------------         -------------         -------------         -------------
        TOTAL PROPERTY AND EQUIPMENT                    1,191                23,000               100,673               124,864
                                                -------------         -------------         -------------         -------------

  OTHER ASSETS
    Goodwill                                             -                     -    a.          2,100,000             2,100,000
                                                -------------         -------------         -------------         -------------

        TOTAL ASSETS                            $     146,639         $      58,051         $   2,060,673         $   2,265,363
                                                -------------         -------------         -------------         -------------

LIABILITIES & STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                            $        -            $      18,724         $        -            $      18,724
    Notes payable                                        -                  140,000 b.           (140,000)                 -
    Loans payable, related party                        1,500                  -                     -                    1,500
                                                -------------         -------------         -------------         -------------
        TOTAL CURRENT LIABILITIES                       1,500               158,724              (140,000)               20,224
                                                -------------         -------------         -------------         -------------

        TOTAL LIABILITIES                               1,500               158,724              (140,000)               20,224
                                                -------------         -------------         -------------         -------------

  COMMITMENTS AND CONTINGENCIES                          -                     -                     -                     -
                                                -------------         -------------         -------------         -------------

  STOCKHOLDERS' EQUITY
    Common stock                                       16,470                 1,000 a.            (10,200)               12,270
                                                         -                     -    a.             (1,000)                 -
                                                         -                     -    a.              6,000                  -
                                                         -                     -    a.             10,200                  -
    Additional paid-in capital                        581,480                  -    a.          2,094,000             2,685,680
    Accumulated deficit during development stage     (452,565)             (101,673)a.            101,673              (452,565)
    Accumulated other comprehensive income (loss)        (246)                 -                     -                     (246)
                                                -------------         -------------         -------------         -------------
    TOTAL STOCKHOLDERS' EQUITY
                                                      145,139              (100,673)            2,200,673             2,245,139
                                                -------------         -------------         -------------         -------------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                      $     146,639         $      58,051         $   2,060,673         $   2,265,363
                                                =============         =============         =============         =============

             See accompanying notes and accountant's review report

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
             PROFORMA STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                            Year Ended June 30, 2001
                                   (Unaudited)

                                                   REWARD               Q PRESENTS          ELIMINATIONS             TOTAL
                                                                      March 31, 2001
                                                                       (Inception)
                                                                         Through
                                                                      June 30, 2001
                                                -------------         -------------         -------------         -------------
REVENUES                                        $        -            $        -            $        -            $        -
                                                -------------         -------------         -------------         -------------

EXPENSES
   Consulting fees                                     53,138                  -                     -                   53,138
   Research and development                              -                   59,098                  -                   59,098
   General and administrative                           1,261                18,640                  -                   19,901
   Legal and professional fees                         37,075                 7,000                  -                   44,075
   Travel and entertainment                             4,136                  -                     -                    4,136
   Depreciation                                         1,637                  -                     -                    1,637
   Transfer fees                                        5,074                  -                     -                    5,074
   Promotion                                            2,237                  -                     -                    2,237
   Office supplies                                      6,682                  -                     -                    6,682
                                                -------------         -------------         -------------         -------------
      TOTAL OPERATING EXPENSES                        111,240                84,738                  -                  195,978
                                                -------------         -------------         -------------         -------------

OTHER INCOME AND EXPENSE
   Loss on impairment of asset                         65,160                  -                     -                   65,160
                                                -------------         -------------         -------------         -------------
      TOTAL OTHER EXPENSE                              65,160                  -                     -                     -
                                                -------------         -------------         -------------         -------------

LOSS FROM OPERATIONS                                 (176,400)              (84,738)                 -                 (261,138)

Extraordinary items:
   Gain from debt forgiveness                          25,000                  -                     -                   25,000

INCOME TAXES                                             -                     -                     -                     -
                                                -------------         -------------         -------------         -------------

NET LOSS                                             (151,400)              (84,738)                 -                 (236,138)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)               (60)                 -                     -                      (60)
                                                -------------         -------------         -------------         -------------

COMPREHENSIVE LOSS                              $    (151,460)        $     (84,738)        $        -            $    (236,198)
                                                =============         =============         =============         =============


             See accompanying notes and accountant's review report

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
             PROFORMA STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                     Three Months Ended September 30, 2001
                                   (Unaudited)

                                                   REWARD               Q PRESENTS          ELIMINATIONS             TOTAL
                                                -------------         -------------         -------------         -------------
REVENUES                                        $        -            $        -            $        -            $        -
                                                -------------         -------------         -------------         -------------

EXPENSES
   Research and development                              -                   21,000                  -                   21,000
   General and administrative                           9,028                14,562                  -                   23,590
   Legal and professional fees                         18,919                  -                     -                   18,919
   Depreciation                                           132                  -                     -                      132
                                                -------------         -------------         -------------         -------------
      TOTAL OPERATING EXPENSES                         28,079                35,562                  -                   63,641
                                                -------------         -------------         -------------         -------------

OTHER INCOME AND EXPENSE
   Interest income                                     (3,290)                 -    b.              3,290                  -
   Interest expense                                      -                    3,290 b.             (3,290)                 -
                                                -------------         -------------         -------------         -------------
      TOTAL OTHER (INCOME) EXPENSE                     (3,290)                3,290                  -                     -
                                                -------------         -------------         -------------         -------------

LOSS FROM OPERATIONS                                  (24,789)              (38,852)                 -                  (63,641)

INCOME TAXES                                             -                     -                     -                     -
                                                -------------         -------------         -------------         -------------

NET LOSS                                        $     (24,789)        $     (38,852)        $        -            $     (63,641)
                                                =============         =============         =============         =============


             See accompanying notes and accountant's review report

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
              NOTES TO THE PROFORMA COMBINED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2001


The proceeding proforma information has eliminations for activities of the Company's prior to the acquisition and the effect of the acquisition on the combined financial information.

The adjustments marked with an (a.) represents the eliminations from the acquisition of Q Presents, Inc. and the value of the business combination accounted for under the purchase method.

The adjustments marked with an (b.) represents the elimination of intercompany borrowing and the resulting interest income and expenses.

Item. 2 Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING SEPTEMBER 30, 2001 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S CONSOLIDATED FINANCIALS STATEMENTS, INCLUDING THE NOTES THERETO, CONTAINED ELESWHERE IN THIS FORM 10-QSB.

Reward Enterprises, Inc. (the "Corporation" or "Reward") was incorporated in December, 1997 as Sports Entertainment Productions Inc. to pursue opportunities around the world in the Internet based entertainment industry. The name was changed to Reward Enterprises, Inc. in July 1998. Its main objective has been to develop a profitable "Entertainment Mall" through an e-commerce secure "portal." Entertainment options offered would be videos, CDs, virtual casino-style games, free bingo, dice and specialty and interactive video games.

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

In early 2001, the Corporation became aware that it would likely not be able to continue with its efforts to develop an Internet gaming site, primarily as a result of the poor financial conditions in the marketplace. The Board of Directors then commenced a search for a new opportunity that would allow the Corporation to remain active in the Internet sector on a profitable basis. Q Presents, Inc., a Santa Monica, California (hereinafter "QP") based private corporation, provided an ideal match which on April 12, 2001 resulted in an Acquisition Agreement between Reward and QP. In exchange for all the shares of QP, Reward would issue to QP shareholders a total of 6,000,000 shares of its common stock. Immediately following the issuance of the acquisition shares, the control block of 10,200,000 common stock shares owned by Mr. Robert Dinning and Mr. Brian Doutaz would be cancelled. The Acquisition Agreement was approved by the shareholders of both companies in August, 2001. The control block of 10,200,000 owned by Mr. Robert Dinning and Mr. Brian Doutaz was subsequently cancelled and the Corporation issued 6,000,000 shares to QP shareholders. The

Company's definitive proxy statement filed with the SEC on August 8, 2001 and its Form 8-K filed with the SEC on August 20, 2001 are incorporated herein by reference.

Q Presents, Inc. is a California corporation targeting the hotel and conference segment of the Event Automation industry. Q Presents, Inc. is in its launching stage and intends to provide localized and web based custom event registration and automation solutions to the high growth Event Automation market.
In conjunction with the Acquisition Agreement, the Corporation negotiated a cancellation of its Software License Agreement with Chartwell that included forgiveness of all debt owing to Chartwell and the elimination of any outstanding debt on the Balance Sheet. As part of the cancellation of the Agreement with Chartwell, the Corporation also turned over sundry computer equipment.

Mr. Edward W Withrow III, Mr. Warren K Withrow and Mr. Ron Hall were appointed as Directors of Reward Enterprises, Inc. Mr. Edward W. Withrow III was appointed as President and Co-Chief Executive Officer and Mr. Warren K. Withrow was appointed as Treasurer and Co-Chief Executive Officer.

In September 2001, the Board authorized the Corporation to enter into Consulting Agreements with both Mr. Edward W. Withrow III and Mr. Warren K. Withrow. The proposed Consulting Agreements called for terms of sixty (60) months, compensation of $3,500.00 USD monthly and the issuance of two options to purchase the aggregate of 700,000 shares of the Corporation's common stock, respectively.

The Corporation's new Management made the decision to balance its technology-based business model with a complimentary non-technical or "Old Economy" based business. Management made the decision to license the rights to an "Old Economy" business as opposed to creating one internally.

RESULTS OF OPERATIONS

There were no revenues in the three-months ending September 30, 2001.
During the three-month period ending September 30, 2001, the Corporation incurred expenses of $41,089 compared to $41,173 for the three-months ending September 30, 2000.

These expenses were primarily consulting fees and professional fees. Office administration and travel costs were nominal during the period ending September 30, 2001.

The Corporation continues to carefully control its expenses, and has limited its debt outstanding as it moves forward with the implementation of its business plan.

The Corporation has no employees at the present time and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants. All previous consulting agreements have been terminated as at August 15, 2001, and there are no contingent liabilities resulting from this cancellation.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation has to date, financed its development stage by the sale of common stock. At September 30, 2001, the Corporation had 12,270,000 shares of common stock outstanding. During the three months ended September 30, 2001, the Corporation issued nil shares. Cash on hand at September 30, 2001 was $1,414, which is held at the Bank of America in Los Angeles, California.

The Corporation recognizes that it will continue to need additional cash during the next twelve months and these needs will coincide with the cash demands resulting from the acquisition of Q Presents Inc. and the operations the festivals licensed from Live Media Events, Inc. There is no assurance that the Corporation will be able to obtain additional capital as required, or obtain the capital on terms and conditions acceptable to it.

The Corporation does not sufficient cash to finance its operations at this stage of its development and is seeking additional financing on acceptable terms and conditions.

The Corporation has no current plans for research and development nor does the Corporation plan on retaining or hiring any additional employees or consultants. There are no plans by the Corporation to purchase or to sell any fixed assets.

INFLATION

Inflation has not been a factor during the three months ending September 30, 2001. While inflationary forces are moderately higher than in 2000, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.

PART II - OTHER INFORMATION

Changes in Securities and Use of Proceeds

The Corporation had 13,612,000 shares of common stock issued and outstanding as of December 31, 2001. Of these shares approximately 6,890,000 can only be resold in compliance with Rule 144 limitations, adopted under the Securities Act of 1933 (the "Securities Act").

In General, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

The issuances discussed under this section are exempted from registration under Rule 504 of the Securities Act ("Rule 504") or Section 4 (2) of the Securities Act ("Section 4 (2)"), as provided. All purchasers of the following securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sale of securities referred to in this section.

Common Stock

In the three-month period ending December 31, 2001 the Corporation issued 890,000 shares valued at the par value of $.0001 pursuant to Section 4 (2) to twelve investors.

Options

On December 27th, 2001 the Corporation, pursuant to a consulting agreement, issued Edward W. Withrow III options to purchase 500,000 shares of common stock at $.04 per share and 200,000 shares of common stock at $.10 per share.

On December 27th, 2001 the Corporation, pursuant to a consulting agreement, issued Warren Withrow options to purchase 500,000 shares of common stock at $.04 per share and 200,000 shares of common stock at $.10 per share.

In the three-month period ending December 31, 2001 four option holders exercised options for approximately $98,000 purchasing 452,000 shares of common stock.

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended September 30, 2001:

August 20, 2001

Approval by the majority of Reward Enterprises, Inc. shareholders in a vote held August 15, 2001 to proceed with the transaction as proposed within the Acquisition Agreement and Plan of Reorganization between Reward Enterprises, Inc. and Q Presents, Inc.

Additionally, the following reports on Form 8-K were filed subsequent to the quarter ended September 30, 2001:

October 29, 2001

Effective August 21, 2001, The Company acquired Q Presents, Inc., pursuant to an Acquisition Agreement and Plan of Reorganization.

November 9, 2001

Effective October 27, 2001, Brian Doutaz resigned as a Director of Reward. Mr. Doutaz's resignation was not the result of a disagreement with the Company.

November 16, 2001

On September 24, 2001, Reward Enterprises, Inc. ("Reward") entered into an Exclusive Rights Agreement with Live Media Events, Inc. to license the rights of its festival operations.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Reward Enterprises, Inc.
                                      -----------------------------------
                                                  (Registrant)

Date:   January 10, 2002               /s/ Warren Withrow
      ---------------------           -----------------------------------
                                      Warren Withrow Secretary/Treasurer
                                      Co-Chief Executive Officer and a
                                      Member of the Board of Directors