Form 10QSB
period 2001-12-31
REWARD ENTERPRISES INC
filed 2002-02-14
CIK 1067342

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) ) OF THE EXCHANGE ACT

                           For the transition period from _________ to ________.


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,632,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,      June 30,
                                                        2001            2001
                                                    (Unaudited)
                                                    -----------     -----------
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                      $     2,535     $     5,448
     Accounts receivable - officer                           96            -
     Notes receivable                                      -            140,000
                                                    -----------     -----------
        TOTAL CURRENT ASSETS                              2,631         145,448
                                                    -----------     -----------

   PROPERTY AND EQUIPMENT
     Computer hardware                                     -              1,985
     Website                                            145,979            -
     Accumulated depreciation and amortization           (4,866)           (794)
                                                    -----------     -----------
        TOTAL PROPERTY AND EQUIPMENT                    141,113           1,191
                                                    -----------     -----------

   OTHER ASSETS
     Goodwill                                         2,100,000            -
                                                    -----------     -----------
        TOTAL ASSETS                                $ 2,243,744     $   146,639
                                                    ===========     ===========

LIABILITIES & STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable                               $    38,225     $      -
     Loans payable, related party                         6,000           1,500
                                                    -----------     -----------
        TOTAL CURRENT LIABILITIES                        44,225           1,500
                                                    -----------     -----------

   TOTAL LIABILITIES                                     44,225           1,500
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES                              -               -
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
   Common stock, 200,000,000 shares authorized,
     $0.001 par value; 13,632,000 and
       16,470,000 shares
     issued and outstanding, respectively                13,632          16,470
   Additional paid-in capital                         2,788,208         581,480
   Stock options                                         10,400            -
   Accumulated deficit during development stage        (612,475)       (452,565)
   Accumulated other comprehensive income (loss)           (246)           (246)
                                                    -----------     -----------
   TOTAL STOCKHOLDERS' EQUITY                         2,199,519         145,139
                                                    -----------     -----------

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                           $ 2,243,744     $   146,639
                                                    ===========     ===========

          See accompanying notes of these financial statements.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                                   Dec 12, 1997
                                       Three Months       Three Months        Six Months         Six Months        (Inception)
                                          Ended              Ended              Ended              Ended             Through
                                       December 31,       December 31,       December 31,       December 31,      December 31,
                                          2001               2000               2001               2000               2001
                                       (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                      -------------      -------------      -------------      -------------      -------------
REVENUES                              $        -         $        -         $        -         $        -         $        -
                                      -------------      -------------      -------------      -------------      -------------

EXPENSES
   Consulting fees                             -                 5,500               -                44,500            267,138
   General and administrative                34,847               -                48,885               -                72,526
   Legal and professional fees               23,198             12,021             42,117             12,021            137,000
   Travel and entertainment                    -                 2,223               -                 2,223             23,109
   Depreciation                               4,866               -                 4,998               -                 8,632
   Research and development                  55,910              3,977             63,910              5,964             63,910
                                      -------------      -------------      -------------      -------------      -------------
        TOTAL OPERATING EXPENSES            118,821             23,721            159,910             64,708            572,315
                                      -------------      -------------      -------------      -------------      -------------

OTHER INCOME AND EXPENSE
   Loss on impairment of asset                -                   -                  -                  -                 5,160
                                      -------------      -------------      -------------      -------------      -------------
        TOTAL OTHER EXPENSE                   -                   -                  -                  -                65,160

LOSS FROM OPERATIONS                      (118,821)            (23,721)          (159,910)           (64,708)          (637,475)

EXTRAORDINARY ITEM
   Gain from debt forgiveness                 -                   -                  -                  -                25,000

PROVISION FOR TAXES                           -                   -                  -                  -                  -
                                      -------------      -------------      -------------      -------------      -------------

NET LOSS                                   (118,821)           (23,721)          (159,910)           (64,708)          (612,475)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation
    gain (loss)                                -                  (249)              -                   (63)              -
                                      -------------      -------------      -------------      -------------      -------------

COMPREHENSIVE LOSS                    $    (118,821)     $     (23,970)     $    (159,910)     $     (64,771)     $    (612,475)
                                      =============      =============      =============      =============      =============


BASIC AND DILUTED
   NET LOSS PER COMMON SHARE          $       (0.01)     $         nil      $      (0.01)      $       (0.01)     $       (0.10)
                                      =============      =============      =============      =============      =============

WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK SHARES OUTSTANDING       12,828,340         11,481,667         13,949,170          7,098,333          6,215,932
                                      =============      =============      =============      =============      =============


          See accompanying notes of these financial statements.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                          Accumulated    Accumulated
                           Common Stock                                                 Deficit During       Other         Total
                    -------------------------
                       Number                   Additional     Subscriptions    Stock     Development   Comprehensive  Stockholders
                     of Shares       Amount   Paid-in Capital    Receivable    Options      Stage       Income (Loss)     Equity
                    ------------ ------------ ---------------  -------------  ---------- ------------- --------------- ------------
Issuance of common
 stock in April,
 1998 for services
 valued at $0.01
 per share            1,000,000  $   1,000    $    9,000        $ (10,000)    $    -     $    -        $    -         $     -

Loss for period
 ending June 30,
 1998                      -          -            -                 -             -       (10,000)         -            (10,000)
                    -----------  ---------    ----------       ---------      ---------  ---------     ---------      ----------

Balance, June
 30, 1998             1,000,000      1,000         9,000          (10,000)         -       (10,000)         -            (10,000)

Issuance of common
 stock in May, 1999
 for cash at $0.01
 per share            1,400,000      1,400        12,600             -             -          -             -             14,000

Issuance of common
 stock in May, 1999
 for cash at $0.50
 per share              315,000        315       157,185             -             -          -             -            157,500

Loss for year
 ending June 30,
 1999                      -          -             -                -             -       (62,506)         -            (62,506)

Foreign currency
 translation gain
 (loss)                    -          -             -                -             -          -             (215)           (215)
                    -----------  ---------    ----------        ---------     ---------  ---------     ---------       ---------

Balance, June 30,
 1999                 2,715,000      2,715       178,785          (10,000)         -       (72,506)         (215)         98,779

Services provided
 for stock
 subscription              -          -             -              10,000          -          -             -             10,000

Loss for year
 ending June 30,
 2000                      -          -             -                -             -      (228,659)         -           (228,659)

Foreign currency
 translation gain
 (loss)                    -          -             -                -             -          -               29              29
                    -----------  ---------    ----------       ---------      ---------  ---------     ---------      ----------

Balance, June 30,
 2000                 2,715,000      2,715       178,785             -             -      (301,165)         (186)       (119,851)

Issuance of common
 stock in October
 2000 for cash at
 $0.001 per share   10,000,000      10,000          -                -             -          -             -             10,000

Issuance of common
 stock in October
 2000 for payment
 on loans payable
 at $0.001 per
 share                 200,000         200          -                -             -          -             -                200

Stock options
 exercised at
 $0.11 per
 share in
 exchange for
 director
 consulting
 fees                  630,000         630        64,370            -              -          -             -             65,000

Stock options
 exercised at
 $0.10 per share
 in exchange for
 consulting fees
 payable             1,600,000       1,600       158,400            -              -          -             -            160,000

Stock options
 exercised at
 $0.10 per
 share in exchange
 for cash            1,000,000       1,000        99,000            -              -          -             -            100,000

Stock options
 exercised at
 $0.25 per
 share in
 exchange for
 cash                  325,000         325        80,925            -              -          -             -             81,250

Loss for the
 year ended
 June 30, 2001            -           -             -               -              -      (151,400)         -           (151,400)

Foreign currency
 translation gain
 (loss)                   -           -             -               -              -          -              (60)            (60)
                    -----------  ---------    ----------       ---------      ---------  ---------     ---------      ----------

Balance, June 30,
 2001                16,470,000     16,470       581,480            -              -      (452,565)         (246)        145,139

Common stock
 issued in merger
 with Q-Presents,
 Inc. at $0.35
 per share            6,000,000      6,000     2,094,000            -              -          -             -          2,100,000

Common stock
 cancelled as
 part of merger
 with Q-Presents,
 Inc.               (10,200,000)   (10,200)       10,200            -              -         -              -               -

Stock options
 exercised at
 $0.10 per
 share in exchange
 for cash               100,000        100         9,900            -              -         -              -             10,000

Stock options
 exercised at
 $0.25 per share
 in exchange for
 cash                   372,000        372        92,628            -              -         -              -             93,000

Issuance of common
 stock in December
 2001 for cash at
 $0.001 per share       890,000        890          -               -              -         -              -                890

Stock options
 issued for
 compensation in
 December 2001             -          -             -               -            10,400      -              -             10,400

Loss for the six
 months ended
 December 31, 2001        -           -             -               -              -      (159,910)         -           (159,910)
                    -----------  ---------    ----------       ---------      ---------  ---------     ---------      ----------

Balance, December
 31, 2001
 (Unaudited)         13,632,000  $  13,632    $2,788,208       $    -         $  10,400  $(612,475)    $    (246)     $2,199,519
                    ===========  =========    ==========       =========      =========  =========     =========      ==========


          See accompanying notes of these financial statements.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Dec 12,1997
                                                    Six Months           Six Months         (Inception)
                                                       Ended                Ended             Through
                                                   December 31,         December 31,         December 31,
                                                       2001                 2000                2001
                                                   (Unaudited)          (Unaudited)          (Unaudited)
                                                  --------------       --------------       --------------
Cash Flows From Operating Activities:
   Net loss                                       $     (159,910)      $      (64,708)      $     (612,475)
   Adjustments to reconcile net loss
     to net cash used by operating activities:
     Depreciation                                          4,998                1,006                8,632
     Loss on impairment                                     -                    -                  65,160
     Gain on forgiveness of debt                            -                    -                 (25,000)
     Services provided in exchange for
       stock subscriptions                                  -                    -                  10,000
     Stock subscribed in exchange for payables              -                    -                  10,000
     Stock options issued for compensation                10,400                 -                  10,400
     Expenses paid by loan from related party              6,000                 -                   6,000
     Increase in:
       Other assets                                         -                    -                 (60,000)
       Accounts payable                                   28,056               39,500              113,056
       Accrued expenses                                     -                    -                 155,000
                                                  --------------       --------------       --------------
   Net cash used by operating activities                (110,456)             (24,202)            (319,227)
                                                  --------------       --------------       --------------

Cash Flows From Investing Activities:
   Changes to property and equipment                       1,059                 -                  (8,926)
   Cash from merger acquisition                            4,094                 -                   4,094
                                                  --------------       --------------       --------------
   Net cash used by investing activities                   5,153                 -                  (4,832)
                                                  --------------       --------------       --------------

Cash Flows From Financing Activities:
   Proceeds from related party loans                        -                    -                   5,100
   Payment on related party loans                         (1,500)              (3,400)              (4,900)
   Increase in loans receivable                             -                    -                (140,000)
   Issuance of stock                                     103,890               10,000              466,640
                                                  --------------       --------------       --------------
   Net cash provided by financing activities             102,390                6,600              326,840
                                                  --------------       --------------       --------------

Net increase (decrease) in cash and
  cash equivalents                                        (2,913)             (17,602)               2,781

   Foreign currency translation gain (loss)                 -                     (63)                (246)

Cash and cash equivalents, beginning of period             5,448               26,261                 -
                                                  --------------       --------------       --------------

Cash and cash equivalents, end of period          $        2,535       $        8,596       $        2,535
                                                  ==============       ==============       ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest expense paid                          $         -          $         -          $         -
                                                  ==============       ==============       ==============
   Income taxes paid                              $         -          $         -          $         -
                                                  ==============       ==============       ==============

NON-CASH TRANSACTIONS:
   Services exchanged for stock subscriptions     $         -          $         -          $       10,000
   Stock subscribed in exchange for payables      $         -          $         -          $       10,000
   Payables exchanged for shares of stock         $         -          $      160,000       $      160,000
   Stock issued in payment of loans payable       $         -          $          200       $          200
   Stock issued for accrued consulting fees       $         -          $         -          $       65,000
   Stock issued for compensation                  $       10,400       $         -          $       10,400
   Stock issued for subsidiary                    $    2,100,000       $         -          $    2,100,000



          See accompanying notes of these financial statements.

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

As shown in the accompanying financial statements, the Company incurred net losses of $159,910 for the six months ended December 31, 2001. The Company is currently putting technology in place that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management plans to seek additional capital through a public offering of its stock that will provide the funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Basic and Diluted Loss Per Share
--------------------------------
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per-share were the same, as there were no common stock equivalents outstanding.

Cash and Cash Equivalents
-------------------------
For purposes of the Consolidated Statements of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2001, the Company had net deferred tax assets of approximately $120,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2001.

At December 31, 2001, the Company has net operating loss carryforwards of approximately $600,000, which expire in the year through 2021.

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

Impaired Asset Policy
---------------------
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company has recorded an impairment to its software license website and computer hardware of $65,160 during the year ended June 30, 2001, effectively reducing the recorded amount of these assets to $1,191 at June 30, 2001. As of December 31, 2001, the Company had not impaired any other assets.

Web Site Development
--------------------
The Company has adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with this adoption, the Company has capitalized web site development costs. During the period ended December 31, 2001, the Company capitalized $145,979 for web site development costs, which were acquired in the merger. In November 2001, the Company began amortizing the web site costs over a five year expected life.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At December 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

                          Compensated Absences
                          --------------------
The Company currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.

Accounting Pronouncements
-------------------------
In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On

-------------------------------------
September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in an increase in no change to reported earnings. The Company is currently evaluating the impact of the transitional provisions of the statement.

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

NOTE 3 - ACQUISITIONS

On August 15, 2001, Reward Enterprises, Inc. acquired Q Presents, Inc. with the issuance of 6,000,000 shares of common stock in exchange for all of the common stock of Q Presents, Inc. This transaction had an accounting date of August 31, 2001, which was the date that the transaction was final. The value of the stock issued at the fair market price of $0.35 per share was $2,100,000.

The purchase price of Q Presents, Inc. was $2,100,000, determined by the fair market value of Reward's stock. The net book deficit of assets acquired was $105,588. The assets and liabilities acquired were as follows as of August 31, 2001:


          Cash in bank                     $   9,093
          Accounts receivable officer             96
          Website                             43,000
                                           ---------
          Total Assets                     $  52,189
                                           =========

          Accounts payable                 $  15,169
          Note payable to Reward               2,601
          Internet payable to Reward         140,000
                                           ---------
                                             157,777
                                           =========

          Liabilities in excess of assets  $ 105,588
                                           =========


After the elimination of $2,601 of interest owed between the companies, as part of the acquisition transaction, $102,987 was allotted to the value of the website based upon costs expensed during the website's development.

The balance of the purchase price was allocated to goodwill that was acquired in the merger. Pursuant to the acquisition, Q Presents became a wholly owned subsidiary of Reward.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation is five years. The computer equipment in the company's Vancouver office was deemed to be not valuable enough to be moved to the Q Presents offices in California. The Company deemed this remaining book value of $1,050 to be an office expense for the quarter ending September 30, 2001.

Depreciation expense of $132 and amortization of the website of $4,866 has been recognized for the period ended December 31, 2001.


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

In August 2001, the Company issued 6,000,000 shares of common stock in its acquisition of Q Presents, Inc. (see Note 3).

Between October and December 2001, 472,000 options for common stock were exercised. One hundred thousand of the options were for cash at $0.10 per share and 372,000 options were for cash at $0.25 per share for which the Company received $103,000.

In December 2001, the Company issued an additional 890,000 of common stock to twelve investors in consideration of $890.

In January 2002, the Company issued an additional 160,000 of common stock to two investors in consideration of $6,500.

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

Between October and December 2001, the option holders exercised 472,000 shares and the Company received $103,000.

In December 2001, as part of the employment agreements with Mr. Edward Withrow III and Mr. Warren K. Withrow, the Company issued stock options for 1,000,000 shares with exercised prices of $0.04 per share and 400,000 shares with exercised prices of $0.10 per share. The Black-Scholes Option Price Calculation of the fair value of these options is $10,400, based upon the normal assumptions with two year expected lives.

Following is a summary of the Company's stock options:

                                                                     Weighted
                                                          Number      Average
                                                            Of       Exercise
                                                          Shares       Price
                                                       -----------  -----------
          Outstanding at 7-1-2000                        2,500,000     $ 0.18
          Granted                                        2,330,000       0.10
          Exercised                                     (3,555,000)      0.09
          Forfeited                                           -          -
                                                       -----------  -----------
          Outstanding at 6-30-2001                       1,275,000     $ 0.18
                                                       ===========  ===========

          Options exercisable at 6-30-2001                 650,000
                                                       ===========

          Outstanding at 6-30-2001                       1,275,000     $ 0.18
          Granted                                        1,400,000        .06
          Exercised                                       (472,000)       .21
          Forfeited                                           -          -
                                                       -----------  -----------
          Outstanding at 12-31-2001                      2,203,000     $ 0.11
                                                       ===========  ===========

          Options exercisable at 12-31-2001              1,275,000
                                                       ===========


NOTE 8 - RELATED PARTIES

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company's directors and stockholders. See Note 6. An associate of a director of the Company provides office space to the Company for services provided by the director. The value this space is considered to be $2,000 per month and is considered to be a loan from the director at this time. The Company also received funds from related parties. See Note 11.

In September 2001, the Company's Board of Directors approved consulting agreements with Edward W. Withrow III and Warren K. Withrow for consulting/employment agreements paying $3,500 cash per month and options to purchase up to 1,800,000 shares of common stock. These options were subsequently reduced to 700,000 shares in December 2001 and the cash value of services will be $10,000 per month, but will not begin until April 2002.

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

In September 2001, the Company also entered into a letter of intent with Live Media Events, Inc. On January 10, 2002 the Company and Live Media Events, Inc. entered into a Cancellation and Mutual Release Agreement on the aforementioned letter of intent.

NOTE 11 - LOANS PAYABLE

The Company received funds from related parties in the form of loans. These are recorded as unsecured, non-interest bearing, short-term loans, payable upon demand.


NOTE 12 - NOTES RECEIVABLE

During the quarter ended June 30, 2001, the Company loaned a total of $140,000 to Q Presents, Inc. The stated interest rate is the discount rate plus 2%. This has been eliminated in the consolidation as part of the acquisition of Q Presents, Inc. As of December 31, 2001, there has been $5,390 in interest accrued between the Companies that was eliminated in the consolidation.

NOTE 13 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange loss of $60 for the period ended September 30, 2000 and none for the period ending December 31, 2001. The Company records the periodic net effect of foreign currency translation transactions in the Statement of Stockholders' Equity.

                            REWARD ENTERPRISES, INC.
                         (A Development Stage Company)
                     PROFORMA COMBINED FINANCIAL STATEMENTS
                               December 31, 2001


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

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                             PROFORMA BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)

                                                   REWARD         Q PRESENTS       ELIMINATIONS         TOTAL
                                               -------------     -------------     -------------     -------------
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                 $       5,448     $      34,955     $        -        $      40,403
     Accounts receivable - Officers                     -                   96              -                   96
     Notes receivable                                140,000              -    b.       (140,000)              -
                                               -------------     -------------     -------------     -------------
        TOTAL CURRENT ASSETS                         145,448            35,051          (140,000)            40,499
                                               -------------     -------------     -------------     -------------

   PROPERTY AND EQUIPMENT
     Computer hardware                                 1,985              -                 -                1,985
     Website                                            -               23,000 a.        100,673           123,673
     Accumulated depreciation and amortization          (794)             -                 -                 (794)
                                               -------------     -------------     -------------     -------------
        TOTAL PROPERTY AND EQUIPMENT                   1,191            23,000           100,673           124,864
                                               -------------     -------------     -------------     -------------

   OTHER ASSETS
     Goodwill                                           -                 -    a.      2,100,000         2,100,000
                                               -------------     -------------     -------------     -------------

     TOTAL ASSETS                              $     146,639     $      58,051     $   2,060,673     $   2,265,363
                                               =============     =============     =============     =============

LIABILITIES & STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable                          $        -        $      18,724     $        -        $      18,724
     Notes payable                                      -              140,000 b.       (140,000)             -
     Loans payable, related party                      1,500              -                 -                1,500
                                               -------------     -------------     -------------     -------------
        TOTAL CURRENT LIABILITIES                      1,500           158,724          (140,000)           20,224
                                               -------------     -------------     -------------     -------------

     TOTAL LIABILITIES                                 1,500           158,724          (140,000)           20,224
                                               -------------     -------------     -------------     -------------

COMMITMENTS AND CONTINGENCIES                           -                 -                 -                 -
                                               -------------     -------------     -------------     -------------


STOCKHOLDERS' EQUITY
     Common stock                                     16,470             1,000 a.        (10,200)           12,270
                                                        -                 -    a.         (1,000)             -
                                                        -                 -    a.          6,000              -
                                                        -                 -    a.         10,200              -
     Additional paid-in capital                      581,480              -    a.      2,094,000         2,685,680
     Accumulated deficit during development
       stage                                        (452,565)         (101,673)a.        101,673          (452,565)
     Accumulated other comprehensive income
       (loss)                                           (246)             -                 -                 (246)
                                               -------------     -------------     -------------     -------------
     TOTAL STOCKHOLDERS' EQUITY                      145,139          (100,673)        2,200,673         2,245,139
                                               -------------     -------------     -------------     -------------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                    $     146,639     $      58,051     $   2,060,673     $   2,265,363
                                               =============     =============     =============     =============

               See the accompanying notes to these financials statements

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
                                               =============     =============     =============     =============

               See the accompanying notes to these financials statements

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                       Six Months Ended December 31, 2001
                                   (Unaudited)


                                                   REWARD         Q PRESENTS       ELIMINATIONS         TOTAL
                                               -------------     -------------     -------------     -------------
REVENUES                                       $        -        $        -        $        -        $        -
                                               -------------     -------------     -------------     -------------

EXPENSES
   Research and development                           63,910            21,000              -               84,910
   General and administrative                         48,885            14,562              -               63,447
   Legal and professional fees                        42,117              -                 -               42,117
   Depreciation                                        4,998              -                 -                4,998
                                               -------------     -------------     -------------     -------------
        TOTAL OPERATING EXPENSES                     159,910            35,562              -              195,472
                                               -------------     -------------     -------------     -------------

OTHER INCOME AND EXPENSE
   Interest income                                    (5,390)             -    b.          5,390              -
   Interest expense                                     -                5,390 b.         (5,390)             -
                                               -------------     -------------     -------------     -------------
        TOTAL OTHER (INCOME) EXPENSE                  (5,390)            5,390              -                 -
                                               -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                                (154,520)          (40,952)             -             (195,472)

INCOME TAXES                                            -                 -                 -                 -
                                               -------------     -------------     -------------     -------------

NET LOSS                                       $    (154,520)    $     (40,952)    $        -        $    (195,472)
                                               =============     =============     =============     =============



               See the accompanying notes to these financials statements

                             REWARD ENTERPRISES, INC.
                           (A Development Stage Company)
               NOTES TO THE PROFORMA COMBINED FINANCIAL STATEMENTS
                                 December 31, 2001


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

Item. 2 Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING DECEMBER 31, 2001 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, CONTAINED ELESWHERE IN THIS FORM 10-QSB.

Reward Enterprises, Inc. (the "Corporation" or "Reward") was incorporated in December 1997 as Sports Entertainment Productions Inc. to pursue opportunities around the world in the Internet based entertainment industry. The name was changed to Reward Enterprises, Inc. in July 1998. Its main objective was to develop a profitable "Entertainment Mall" through an e-commerce secure "portal." Entertainment options offered would be videos, CDs, virtual casino-style games, free bingo, dice and specialty and interactive video games.

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

In early 2001, the Corporation became aware that it would likely not be able to continue with its efforts to develop an Internet gaming site, primarily as a result of the poor financial conditions in the marketplace. The Board of Directors then commenced a search for a new opportunity that would allow the Corporation to remain active in the Internet sector on a profitable basis. Q Presents, Inc. (hereinafter "QP"), a Santa Monica, California-based private corporation, provided an ideal match which on April 12, 2001 resulted in an Acquisition Agreement between Reward and QP. In exchange for all the shares of QP, Reward would issue to QP shareholders a total of 6,000,000 shares of its common stock. Immediately following the issuance of the acquisition shares, the control block of 10,200,000 common stock shares owned by Mr. Robert Dinning and Mr. Brian Doutaz would be cancelled. The Acquisition Agreement was approved by the shareholders of both companies in August, 2001. The control block of 10,200,000 owned by Mr. Robert Dinning and Mr. Brian Doutaz was subsequently cancelled and the Corporation issued 6,000,000 shares to QP shareholders. The Company's definitive proxy statement filed with the SEC on August 8, 2001 and its Form 8-K filed with the SEC on August 20, 2001 are incorporated herein by reference.

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

In September 2001, the Board authorized the Corporation to enter into Consulting Agreements with both Mr. Edward W. Withrow III and Mr. Warren K. Withrow. The proposed Consulting Agreements called for terms of sixty (60) months, compensation of $3,500.00 USD monthly and the issuance of two options to purchase the aggregate of 700,000 shares of the Corporation's common stock, respectively. The compensation under these agreements have been changed to $10,000 per month, but will not become effective and payable until April 2002.

RESULTS OF OPERATIONS

There were no revenues in the six-months ending December 31, 2001.

During the six-month period ending December 31, 2001, the Corporation incurred expenses of $159,910 compared to $64,708 for the six-months ending December 31, 2000.

These expenses primarily consisted of professional fees of $42,117, office and administration costs of $48,885 and research and development costs of $63,910.

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

At December 31, 2001, the Corporation had 13,632,000 shares of common stock outstanding. During the six months ended December 31, 2001, the Corporation issued 1,362,000 shares for $103,890. Cash on hand at December 31, 2001 was $2,535, which is held at the Bank of America in Los Angeles, California.

The Corporation recognizes that it will continue to need additional cash during the next twelve months and these needs will coincide with the cash demands resulting from the acquisition of Q Presents Inc. There is no assurance that the Corporation will be able to obtain additional capital as required, or obtain the capital on terms and conditions acceptable to it.

The Corporation does not have sufficient cash to finance its operations at this stage of its development and is seeking additional financing on acceptable terms and conditions.

The Corporation has no current plans for research and development nor does the Corporation plan on retaining or hiring any additional employees or consultants. There are no plans by the Corporation to purchase or to sell any fixed assets.

INFLATION

Inflation has not been a factor during the six months ending December 31, 2001. While inflationary forces are moderately higher than in 2000, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.

PART II - OTHER INFORMATION

Changes in Securities and Use of Proceeds

The Corporation had 13,632,000 shares of common stock issued and outstanding as of December 31, 2001. Of these shares approximately 6,890,000 can only be resold in compliance with Rule 144 limitations, adopted under the Securities Act of 1933 (the "Securities Act").

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

Common Stock

In the three-month period ending December 31, 2001 the Corporation issued 890,000 shares valued at the par value of $.001 for cash proceeds of $890 pursuant to Section 4 (2) to twelve investors.

In the month of January 2002, the corporation issued 160,000 shares of common stock for $6,500 in cash pursuant to Section 4 (2) to two investors.

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

In the three-month period ending December 31, 2001 four option holders exercised options for approximately $103,000 purchasing 472,000 shares of common stock.

Item 6.

Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended December 31, 2001:

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

                                             Reward Enterprises, Inc.
                                                    (Registrant)
                                     -------------------------------------------

Date:   February 10, 2002            /s/ Warren Withrow
      ----------------------         -------------------------------------------
                                       Warren Withrow Secretary/Treasurer
                                     Co-Chief Executive Officer and a Member
                                           of the Board of Directors