Form 10QSB
period 2002-03-31
REWARD ENTERPRISES INC
filed 2002-05-14
CIK 1067342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10QSB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                (310) 577-3049
                        (Issuer's telephone number)

         5000 Miller Road, Richmond, British Columbia, Canada V7B 1Y3
                         (Issuer's Former Address)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,292,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEETS

                                                       March 31,      June 30,
                                                         2002           2001
                                                      (Unaudited)
                                                      -----------   -----------
ASSETS
   CURRENT ASSETS
       Cash and cash equivalents                      $        36   $     5,448
       Accounts receivable - officer                           96          -
       Notes receivable                                      -          140,000
                                                      -----------   -----------
          TOTAL CURRENT ASSETS                                132       145,448
                                                      -----------   -----------

   PROPERTY AND EQUIPMENT
       Computer hardware                                     -            1,985
       Website                                            145,979          -
       Software license                                      -             -
       Accumulated depreciation and amortization          (12,165)         (794)
                                                      -----------   -----------
          TOTAL PROPERTY AND EQUIPMENT                    133,814         1,191
                                                      -----------   -----------

   OTHER ASSETS
       Goodwill                                         2,100,000          -
                                                      -----------   -----------

          TOTAL ASSETS                                $ 2,233,946   $   146,639
                                                      ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
       Accounts payable                               $    41,484   $      -
       Loans payable, related party                         6,000         1,500
                                                      -----------   -----------
          TOTAL CURRENT LIABILITIES                        47,484         1,500
                                                      -----------   -----------

          TOTAL LIABILITIES                                47,484         1,500
                                                      -----------   -----------

   COMMITMENTS AND CONTINGENCIES                             -             -
                                                      -----------   -----------

   STOCKHOLDERS' EQUITY
       Common stock, 200,000,000 shares authorized,
        $0.001 par value; 14,292,000 and 16,470,000
         shares issued and outstanding, respectively       14,292        16,470
       Additional paid-in capital                       2,819,048       581,480
       Stock options                                       10,400          -
       Accumulated deficit during development stage      (657,032)     (452,565)
       Accumulated other comprehensive income (loss)         (246)         (246)
                                                      -----------   -----------
          TOTAL STOCKHOLDERS' EQUITY                    2,186,462       145,139
                                                      -----------   -----------

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                      $ 2,233,946   $   146,639
                                                      ===========   ===========

           See accompanying notes and accountant's review report.

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                              Dec 12, 1997
                                                                                                               (Inception)
                                               Three Months Ended                  Nine Month Ended              Through
                                             March 31,        March 31,        March 31,        March 31,        March 31,
                                               2002             2001             2002             2001             2002
                                            (Unaudited)     (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
                                           ------------    ------------     ------------      ------------     ------------
R E V E N U E S                            $       -       $       -        $       -         $       -        $       -
                                           ------------    ------------     ------------      ------------     ------------

E X P E N S E S
   Consulting fees                                 -              4,500             -               49,000          267,138
   General and administrative                     7,105           2,407           55,990             8,371           79,631
   Legal and professional fees                   10,103           7,392           52,220            19,413          147,103
   Travel and entertainment                        -               -                -                2,223           23,109
   Depreciation                                   7,299            -              12,297              -              15,931
   Research and development                      20,050            -              83,960              -              83,960
                                           ------------    ------------     ------------      ------------     ------------
     TOTAL OPERATING EXPENSES                    44,557          14,299          204,467            79,007          616,872
                                           ------------    ------------     ------------      ------------     ------------

OTHER INCOME AND EXPENSE
   Loss on impairment of asset                     -             65,160             -               65,160           65,160
                                           ------------    ------------     ------------      ------------     ------------
     TOTAL OTHER EXPENSE                           -             65,160             -               65,160           65,160

LOSS FROM OPERATIONS                            (44,557)        (79,459)        (204,467)         (144,167)        (682,032)

EXTRAORDINARY ITEM
   Gain from debt forgiveness                      -             25,000             -               25,000           25,000

PROVISION FOR TAXES                                -               -                -                 -                -
                                           ------------    ------------     ------------      ------------     ------------

NET LOSS                                        (44,557)        (54,459)        (204,467)         (119,167)        (657,032)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)        -               (182)            -                 (245)            (246)
                                           ------------    ------------     ------------      ------------     ------------

COMPREHENSIVE LOSS                         $    (44,557)   $    (54,641)    $   (204,467)     $   (119,412)    $   (657,278)
                                           ============    ============     ============      ============     ============

BASIC AND DILUTED
   NET LOSS PER COMMON SHARE               $        nil    $        nil     $      (0.01)     $      (0.02)    $      (0.11)
                                           ============    ============     ============      ============     ============

WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK SHARES OUTSTANDING           13,046,340      11,815,001       14,021,837         7,209,444        6,228,429
                                           ============    ============     ============      ============     ============

           See accompanying notes and accountant's review report.

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                        Accumulated    Accumulated
                              Common Stock        Additional                          Deficit During      Other          Total
                        ----------------------
                        Number                     Paid-in   Subscriptions    Stock    Development   Comprehensive    Shareholders'
                                     Amount        Capital    Receivable     Options     Stage        Income(Loss)       Equity
                        ---------    ---------   ----------   ----------    ----------  ----------    ------------    -------------
Issuance of common
 stock in April, 1998
 for services valued
 at $0.01 per share       1,000,000  $    1,000  $    9,000   $   (10,000) $     -      $     -       $     -         $     -

Loss for period
 ending June 30,
 1998                          -           -           -             -           -         (10,000)         -            (10,000)
                        -----------  ----------  ----------   -----------  ----------   ----------    ----------      ----------

Balance, June 30, 1998    1,000,000       1,000       9,000       (10,000)       -         (10,000)         -            (10,000)

Issuance of common
 stock in May, 1999
 for cash at $0.01
 per share                1,400,000       1,400      12,600          -           -            -             -             14,000

Issuance of common
 stock in May, 1999
 for cash at $0.50
 per share                  315,000         315     157,185          -           -            -             -            157,500

Loss for year ending
 June 30, 1999                 -           -           -             -           -         (62,506)         -            (62,506)

Foreign currency
 translation gain (loss)       -           -           -             -           -            -             (215)           (215)
                        -----------  ----------  ----------   -----------  ----------   ----------    ----------      ----------

Balance, June 30, 1999    2,715,000       2,715     178,785       (10,000)       -         (72,506)         (215)         98,779

Services provided for
 stock subscription            -           -           -           10,000        -            -             -             10,000

Loss for year ending
 June 30, 2000                 -           -           -             -           -        (228,659)         -           (228,659)

Foreign currency
 translation gain
 (loss)                        -           -           -             -           -            -               29              29
                        -----------  ----------  ----------   -----------  ----------   ----------    ----------    ------------

Balance, June 30, 2000    2,715,000       2,715     178,785          -           -        (301,165)         (186)       (119,851)

Issuance of common
 stock in October 2000
 for cash at $0.001
 per share               10,000,000      10,000        -             -           -            -             -             10,000

Issuance of common
 stock in October 2000
 for payment on loans
 payable at $0.001 per
 share                      200,000         200        -             -           -            -             -                200

Stock options exercised
 at $0.11 per share
 in exchange for
 director consulting
 fees                       630,000         630      64,370          -           -           -              -             65,000

Stock options exercised
 at $0.10 per share in
 exchange for consulting
 fees payable             1,600,000       1,600     158,400          -           -           -              -            160,000

Stock options exercised
 at $0.10 per share in
 exchange for cash        1,000,000       1,000      99,000          -           -           -              -            100,000

Stock options exercised
 at $0.25 per share in
 exchange for cash          325,000         325      80,925          -           -           -              -             81,250

Loss for the year ended
 June 30, 2001                 -           -           -             -           -       (151,400)          -           (151,400)

Foreign currency
 translation gain (loss)       -           -           -             -           -           -               (60)           (60)
                        -----------  ----------  ----------   -----------  ----------   ----------    ----------      ----------

Balance, June 30, 2001   16,470,000      16,470     581,480          -           -        (452,565)         (246)        145,139

Common stock issued in
 merger with Q-Presents,
 Inc. at $0.35 per share  6,000,000       6,000   2,094,000          -           -            -             -          2,100,000

Common stock cancelled
 as part of merger with
 Q-Presents, Inc.       (10,200,000)    (10,200)     10,200          -           -            -             -               -

Stock options exercised
 at $0.10 per share in
 exchange for cash          100,000         100       9,900          -           -            -             -             10,000

Stock options exercised
 at $0.25 per share in
 exchange for cash          372,000         372      92,628          -           -            -             -             93,000

Issuance of common stock
 in December 2001 for
 cash at $0.001 per
 share                      890,000         890        -             -           -            -             -                890

Stock options issued
 for compensation in
 December 2001                 -           -           -             -         10,400         -             -             10,400

Issuance of common stock
 in January 2002 for
 cash at $0.025 per
 share                       60,000          60       1,440          -           -            -             -              1,500

Issuance of common stock
 in January 2002 for
 cash at $0.05 per
 share                      100,000         100       4,900          -           -            -             -              5,000

Issuance of common stock
 in March 2002 for cash
 at $0.05 per share         500,000         500      24,500          -           -            -             -             25,000

Loss for the nine months
 ended March 31, 2002          -           -           -             -           -        (204,467)         -           (204,467)
                        -----------  ----------  ----------   -----------  ----------   ----------    ----------      ----------

Balance, March 31,
 2002 (Unaudited)        14,292,000  $   14,292  $2,819,048   $      -     $   10,400   $ (657,032)   $     (246)     $2,186,462
                        ===========  ==========  ==========   ===========  ==========   ==========    ==========      ==========

           See accompanying notes of these financial statements.

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

<CAPTION
                                                                                              Dec 12,1997
                                                                                              (Inception)
                                                                 Nine Months Ended              Through
                                                             March 31,        March 31,        March 31,
                                                               2002             2001             2002
                                                            (Unaudited)      (Unaudited)      (Unaudited)
                                                           -------------    -------------    -------------
Cash Flows From Operating Activities:
   Net loss                                                $    (204,467)   $    (119,167)   $    (657,032)
   Adjustments to reconcile net loss
     to net cash used by operating activities:
     Depreciation                                                 12,297            1,509           15,931
     Loss on impairment                                             -              65,160           65,160
     Gain on forgiveness of debt                                    -             (25,000)         (25,000)
     Services provided in exchange for
      stock subscriptions                                           -                -              10,000
     Stock subscribed in exchange for payables                      -                -              10,000
     Stock options issued for compensation                        10,400             -              10,400
     Expenses paid by loan from related party                      6,000             -               6,000
     Increase in:
       Other assets                                                 -              (4,138)         (60,000)
       Accounts payable                                           31,315             -              49,315
       Accrued expenses                                             -                -             155,000
     Decrease in:
       Accounts payable                                             -              39,500           67,000
                                                           -------------    -------------    -------------
   Net cash used by operating activities                        (144,455)         (42,136)        (353,226)
                                                           -------------    -------------    -------------

Cash Flows From Investing Activities:
   Changes to property and equipment                               1,059             -              (8,926)
   Cash from merger acquisition                                    4,094             -               4,094
                                                           -------------    -------------    -------------
  Net cash used by investing activities                            5,153             -              (4,832)
                                                           -------------    -------------    -------------

Cash Flows From Financing Activities:
   Proceeds from related party loans                                -                -               5,100
   Payment on related party loans                                 (1,500)          (3,400)          (4,900)
   Increase in loans receivable                                     -                -            (140,000)
   Issuance of stock                                             135,390          110,000          498,140
   Net cash provided by financing activities                     133,890          106,600          358,340
                                                           -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents              (5,412)          64,464              282
                                                           -------------    -------------    -------------

   Foreign currency translation gain (loss)                         -                (245)            (246)

Cash and cash equivalents, beginning of period                     5,448           26,261             -
                                                           -------------    -------------    -------------

Cash and cash equivalents, end of period                   $          36    $      90,480    $          36
                                                           =============    =============    =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest expense paid                                   $        -       $        -       $        -
                                                           =============    =============    =============
   Income taxes paid                                       $        -       $        -       $        -
                                                           =============    =============    =============

NON-CASH TRANSACTIONS:
   Services exchanged for stock subscriptions              $        -       $        -       $      10,000
   Stock subscribed in exchange for payables               $        -       $        -       $      10,000
   Payables exchanged for shares of stock                  $        -       $     160,000    $     160,000
   Stock issued in payment of loans payable                $        -       $         200    $         200
   Stock issued for accrued consulting fees                $        -       $        -       $      65,000
   Stock issued for compensation                           $      10,400    $        -       $      10,400
   Stock issued for subsidiary                             $   2,100,000    $        -       $   2,100,000

           See accompanying notes and accountant's review report.

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
                                March 31, 2002


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

As shown in the accompanying financial statements, the Company incurred net losses of $204,467 for the nine months ended March 31, 2002. The Company is currently putting technology in place that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management plans to seek additional capital through a public offering of its stock that will provide the funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
                                March 31, 2002


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

At March 31, 2002, the Company had net deferred tax assets of approximately $130,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2002.

At March 31, 2002, the Company has net operating loss carryforwards of approximately $657,000, which expire in the year through 2021.

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

Impaired Asset Policy
---------------------
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company has recorded an impairment to its software license website and computer hardware of $65,160 during the year ended June 30, 2001, effectively reducing the recorded amount of these assets to $1,191 at June 30, 2001. As of March 31, 2002, the Company had not impaired any other assets.

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
                                March 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Web Site Development
--------------------
The Company has adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with this adoption, the Company has capitalized web site development costs. During the period ended March 31, 2002, the Company capitalized $145,979 for web site development costs, which were acquired in the merger. In November 2001, the Company began amortizing the web site costs over a five year expected life.

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

At March 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
                                March 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
                                          =========

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
                                March 31, 2002


NOTE 3 - ACQUISITIONS (continued)


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

Depreciation expense of $132 and amortization of the website of $12,165 has been recognized for the period ended March 31, 2002.


NOTE 5 - GOODWILL

The Company acquired goodwill in the acquisition of Q Presents, Inc. (see Note
3). This goodwill will be accounted for in accordance with SFAS 142 (see Note
2). The Company will periodically review this asset for possible impairment.

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
                                March 31, 2002


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

In December 2001, the Company issued an additional 890,000 shares of common stock to twelve investors in consideration of $890.

Between January and March 2002, the Company issued an additional 660,000 shares of common stock to three investors in consideration of $31,500.

In April 2002, the Company issued 2,945,000 shares of common stock for services in the amount of $14,725.

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
                                March 31, 2002


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

On October 16, 2000, the Company adopted the 2000 Stock Option Plan, a non-qualified plan that allows the Company to distribute up to 7,000,000 shares of common stock to directors, officers and employees. Stock options of 200,000 were granted to a consultant. The exercise price of these options is $0.10 per share for the first 100,000 options and $0.25 per share for the balance of 100,000 options. These will expire September 30, 2009. During November 2000, 2,230,000 options were granted with an exercise price of $0.10 per share (in settlement of consulting fees) with an expiration date of April 30, 2001. Stock options of 2,230,000 were exercised before December 31, 2000, and an additional 1,325,000 were exercised before June 30, 2001.

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

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
                                March 31, 2002


NOTE 7-STOCK OPTIONS (continued)

Following is a summary of the Company's stock options:

                                                                      Weighted
                                                           Number      Average
                                                             Of       Exercise
                                                           Shares       Price
                                                        -----------    -------
Outstanding at 7-1-2000                                   2,500,000     $ 0.18
Granted                                                   2,330,000       0.10
Exercised                                                (3,555,000)      0.09
Forfeited                                                      -           -
                                                        -----------    -------
Outstanding at 6-30-2001                                  1,275,000     $ 0.18
                                                        ===========    =======

Options exercisable at 6-30-2001                            650,000
                                                        ===========

Outstanding at 6-30-2001                                  1,275,000     $ 0.18
Granted                                                   1,500,000        .06
Exercised                                                  (472,000)       .21
Forfeited                                                  (400,000)       .25
                                                        -----------    -------
Outstanding at 3-31-2002                                  1,903,000     $ 0.11
                                                        ===========    =======

Options exercisable at 3-31-2002                          1,903,000
                                                        ===========

NOTE 8 - RELATED PARTIES

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company's directors and stockholders. See Note 6. An associate of a director of the Company provides office space to the Company for services provided by the director. The value of value of this space is considered to be $2,000 per month and is considered to be a loan from the director at this time. The Company also received funds from related parties. See Note 9.

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

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
                                March 31, 2002


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


NOTE 12 - NOTES RECEIVABLE

During the quarter ended June 30, 2001, the Company loaned a total of $140,000 to Q Presents, Inc. The stated interest rate is the discount rate plus 2%. This has been eliminated in the consolidation as part of the acquisition of Q Presents, Inc. As of March 31, 2002, there has been $7,390 in interest accrued between the Companies that was eliminated in the consolidation.

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
                                March 31, 2002


NOTE 13 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange loss of $60 for the period ended September 30, 2000 and none for the period ending March 31, 2002. The Company records the periodic net effect of foreign currency translation transactions in the Statement of Stockholders' Equity.

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
                   PROFORMA COMBINED FINANCIAL STATEMENTS
                               March 31, 2002

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

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
           PROFORMA STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                          Year Ended June 30, 2001
                                (Unaudited)

                                                    REWARD           Q PRESENTS        ELIMINATIONS          TOTAL
                                                                   March 31, 2001
                                                                    (Inception)
                                                                      Through
                                                                   June 30, 2001
                                                -------------      -------------      -------------      -------------
R E V E N U E S                                 $        -         $        -         $        -         $        -
                                                -------------      -------------      -------------      -------------

E X P E N S E S
   Consulting fees                                     53,138               -                  -                53,138
   Research and development                              -                59,098               -                59,098
   General and administrative                           1,261             18,640               -                19,901
   Legal and professional fees                         37,075              7,000               -                44,075
   Travel and entertainment                             4,136               -                  -                 4,136
   Depreciation                                         1,637               -                  -                 1,637
   Transfer fees                                        5,074               -                  -                 5,074
   Promotion                                            2,237               -                  -                 2,237
   Office supplies                                      6,682               -                  -                 6,682
                                                -------------      -------------      -------------      -------------
      TOTAL OPERATING EXPENSES                        111,240             84,738               -               195,978
                                                -------------      -------------      -------------      -------------

OTHER INCOME AND EXPENSE
   Loss on impairment of asset                         65,160               -                  -                65,160
                                                -------------      -------------      -------------      -------------
      TOTAL OTHER EXPENSE                              65,160               -                  -                  -
                                                -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS                                 (176,400)           (84,738)              -              (261,138)

Extraordinary items:
   Gain from debt forgiveness                          25,000               -                  -                25,000

INCOME TAXES                                             -                  -                  -                  -
                                                -------------      -------------      -------------      -------------

NET LOSS                                             (151,400)           (84,738)              -              (236,138)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)               (60)              -                  -                   (60)
                                                -------------      -------------      -------------      -------------

COMPREHENSIVE LOSS                              $    (151,460)     $     (84,738)     $        -         $    (236,198)
                                                =============      =============      =============      =============

           See accompanying notes of these financial statements.

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
               STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                       Nine Months Ended March 31, 2002
                                 (Unaudited)

                                                    REWARD           Q PRESENTS        ELIMINATIONS          TOTAL
                                                -------------      -------------      -------------      -------------
R E V E N U E S                                 $        -         $        -         $        -         $        -
                                                -------------      -------------      -------------      -------------

E X P E N S E S
   Research and development                           83,960              21,000               -               104,960
   General and administrative                         55,990              14,562               -                70,552
   Legal and professional fees                        52,220                -                  -                52,220
   Depreciation                                       12,297                -                  -                12,297
                                                -------------      -------------      -------------      -------------
      TOTAL OPERATING EXPENSES                       204,467              35,562               -               240,029
                                                -------------      -------------      -------------      -------------

OTHER INCOME AND EXPENSE
   Interest income                                    (7,390)               -    b.           7,390               -
   Interest expense                                     -                  7,390 b.          (7,390)              -
                                                -------------      -------------      -------------      -------------
      TOTAL OTHER (INCOME) EXPENSE                     (7,390)             7,390               -                  -
                                                -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS                                 (197,077)           (42,952)              -              (240,029)

INCOME TAXES                                             -                  -                  -                  -
                                                -------------      -------------      -------------      -------------

NET LOSS                                        $    (197,077)     $     (42,952)     $        -         $    (240,029)
                                                =============      =============      =============      =============

           See accompanying notes of these financial statements.

                           REWARD ENTERPRISES, INC.
                        (A Development Stage Company)
            NOTES TO THE PROFORMA COMBINED FINANCIAL STATEMENTS
                                 March 31, 2002


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

Item. 2 Management's Discussion and Analysis or Plan of Operation
THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING MARCH 31, 2002 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S CONSOLIDATED FINANCIALS STATEMENTS, INCLUDING THE NOTES THERETO, CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

RESULTS OF OPERATIONS

There were no revenues in the nine-months ending March 31, 2002.

During the nine-month period ending March 31, 2002, the Corporation incurred expenses of $204,467 compared to $119,412 for the nine-months ending March 31, 2001.

These expenses primarily consisted of professional fees of $52,220, office and administration costs of $55,990 and research and development costs of $83,960.

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

LIQUIDITY AND CAPITAL RESOURCES

The Corporation has to date, financed its development stage by the sale of common stock. At March 31, 2002, the Corporation had 14,292,000 shares of common stock outstanding. During the nine months ended March 31, 2002, the Corporation issued 2,022,000 shares for $135,390. Cash on hand at March 31, 2002 was $36, which is held at the Bank of America in Los Angeles, California.

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

INFLATION

Inflation has not been a factor during the nine months ending March 31, 2002. While inflationary forces are moderately higher than in 2000, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.

PART II - OTHER INFORMATION

Changes in Securities and Use of Proceeds

The Corporation had 14,292,000 shares of common stock issued and outstanding as of March 31, 2002. Of these shares approximately 7,550,000 can only be resold in compliance with Rule 144 limitations, adopted under the Securities Act of 1933 (the "Securities Act").

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

Common Stock

In the three-month period ending March 31, 2002, the Corporation issued 660,000 shares of common stock for $31,500 in cash pursuant to Section 4 (2) to three investors.

In the month of April 2002, the Company issued 2,945,000 shares of common stock for services valued at $14,725.

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

Item 6.

Exhibits and Reports on Form 8-K

NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Reward Enterprises, Inc.
                                         -----------------------------------
                                                  (Registrant)

Date:   May 10, 2002                         /s/ Edward Withrow III
-----------------------------------      -----------------------------------
                                                Edward Withrow III
                                           Co-Chief Executive Officer and a
                                           Member of the Board of Directors