Form 10KSB
period 2002-06-30
REWARD ENTERPRISES INC
filed 2002-10-01
CIK 1067342

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

--------------------------------------------------------------------------------
[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended - June 30, 2002
--------------------------------------------------------------------------------
OR
--------------------------------------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from
--------------------------------------------------------------------------------

Commission file number 000-27259

REWARD ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
NEVADA                                             98-0203927
(State or other jurisdiction of                    (Employer Identification No.)
incorporation or organization)
--------------------------------------------------------------------------------

1327 Ocean Avenue,
Suite M
Santa Monica, California
90401
(Address of principal executive offices, including zip code.)

(310) 395-5374
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [x]  NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of

Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State Issuer's revenues for its most recent fiscal year. June 30, 2002 - $-0-.

The current market value of the common stock held by non-affiliates on June 30, 2002 $732,100. There are approximately 10,458,667 shares of common voting stock of the Registrant held by non-affiliates.


Issuers involved in Bankruptcy Proceedings during the past Five Years.
   Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: June 30, 2002 - 17,703,667 shares of Common Stock

Transitional Small Business Issuer Format
   YES [ ]  NO [x]

                                 TABLE OF CONTENTS

--------------------------------------------------------------------------------
                                                                         Page
--------------------------------------------------------------------------------
PART I                                                                        1
--------------------------------------------------------------------------------
Item 1. Description of Business                                               1
--------------------------------------------------------------------------------
Item 2. Description of Property                                              10
--------------------------------------------------------------------------------
Item 3. Legal Proceedings                                                    11
--------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders                  11
--------------------------------------------------------------------------------
PART II                                                                      11
--------------------------------------------------------------------------------
Item 5. Market for Common Equity and Related Stockholder Matters             11
--------------------------------------------------------------------------------
Item 6. Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                           14
--------------------------------------------------------------------------------
Item 7. Financial Statements                                                 18
--------------------------------------------------------------------------------
Item 8. Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            18
--------------------------------------------------------------------------------
PART III                                                                     19
--------------------------------------------------------------------------------
Item 9. Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act          19
--------------------------------------------------------------------------------
Item 10. Executive Compensation                                              21
--------------------------------------------------------------------------------
Item 11. Security Ownership of Certain Beneficial Owners and Management      24
--------------------------------------------------------------------------------
Item 12. Certain Relationships and Related Transactions                      26
--------------------------------------------------------------------------------
Item 13. Exhibits and Reports on Form 8-K                                    26
--------------------------------------------------------------------------------
Signatures                                                                   28
--------------------------------------------------------------------------------
Certification                                                                29
--------------------------------------------------------------------------------

                     NOTE REGARDING FORWARD LOOKING STATEMENTS

   Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's lack of an operating history, the Company's lack of revenues and unpredictability of future revenues; the Company's future capital requirements to develop our operating systems, telecommunications facilities, and administrative support systems; intense competition from established competitors with greater resources; the Company's reliance on internally developed systems and system development risks; the risks of system failure; the Company's dependence on the Internet and continued growth of online communications and commerce; the uncertainty of participating in developing a market; the risks associated with rapidly changing technology; intellectual property risks; the risks associated with governmental regulations and legal uncertainties; and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Form 10-KSB. Certain of the forward looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".

                                    PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

History

   Reward Enterprises Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 12, 1997, as Sports Entertainment Productions, Inc. to engage in the business of Internet entertainment including gaming. In July 1998, the Company changed its name to Reward Enterprises Inc.

   On August 15, 2001, the Company discontinued its plan of operating a virtual casino website as a result of the shareholder approval of the acquisition of Q Presents Inc. a private California based company which intended to provide localized and web based custom event registration and automation solutions targeting the hotel and conference segment of the Event Automation industry. The Company's definitive proxy statement filed with the SEC on August 8, 2001 and its Form 8-K filed with the SEC on August 20, 2001 are incorporated herein by reference

   New management has recently entered into the specialized international communications market to provide international voice, Internet access and global network services to corporate clients, communication carriers and Internet service providers. The Company will utilize the web based platform that was originally intended as an event registration and automation solution for its telecommunication business.

   The information set forth below contains the Company's plan of operations on June 30, 2002. Reward Enterprises, Inc. maintains and administrative office at 1327 Ocean, Suite M, Santa Monica, California 90401.

Operations

   The Company is a start-up business and has not commenced operations as of the date hereof other than an undertaking of a market analysis and discussions in the development of strategic relationships in telecommunications. As such, the following reflects the Company's proposed plan of operation. There is no assurance however, that the Company will ultimately be able to implement its plan of International Telecommunications.

International Communications

   The Company's goal is to become a U.S. based International Telecommunications Company, offering a broad range of integrated and competitively priced traditional long distance telephone, Internet access service, and world wide network services. We plan to function as Network solution providers to various large international carriers in order for them to be more effective in terminating and originating traffic from various countries around the world. We will also work with new nation-wide Internet Service Providers (ISPs) in order that they look at various enhanced services business opportunities to build 'robust' revenue streams. Thus the Company will be an organization that applies technology solutions on a 'Global' basis to create successful commercial ventures for clients and partners.

In order to stimulate new minutes we will, after developing business relationship with overseas carriers, attempt to work out settlement rates that are most favorable to each partner and will help generate significant amount of new traffic. The settlement rate for each partner is not necessarily identical and varies with the opportunity value presented. If for example, Reward obtains a very aggressive rate to terminate traffic in Antigua and re-file to other countries from there we can offer much lower rates to the customers - native and transient - to terminate traffic to the USA. This is in addition to the major European and other destinations that have good quality fiber connectivities.

The goal of Reward is to provide attractive services to various countries and accelerate growth through proper 'licensed' agreements, in order to lower their costs, maintain a high quality of service, and to establish new, profitable and stable international routes. While our interests expand beyond the above, we think that this strategy is a good starting point to begin our potential interconnection with major carriers in the world.
The following is a list of requests when seeking a license within a foreign country:

1) Provide both inbound and outbound telecommunications traffic to and from the country.
2)   Provide Internet services (ISP) both internationally and within country
3)   Provide telecommunications traffic and/or services within country
4)   Operate (transmit and receive satellite signals)
5)   Operate (transmit and receive microwave-line-of-sight signals)
6)   Deploy and operate a wireless local loop platform within country
7) Function as a throughway (possibly a Zone Free) for telecommunications services in transit
8)   Conduct commerce under all of the aforementioned approvals.

The creation of such a 'hub' could be done very easily by installing a large bandwidth IP back-bone structure (through either a satellite or fiber connection) and terminating hardware (Gateways, Routers etc.). Once the proper authority is granted, creation of this facility is an easy and quick task. This opens the ability to provide 'basic' and 'enhanced' services to the users - both commercial and residential - at very attractive rates. In addition, the 'hub' will position the country as a 'leading' infrastructure and access provider. In addition to the significant new revenues that accrue to the 'in country' license partners, Reward's development can help the country to develop as an international telecommunications hub with significant job creation potential. Acting as a stimulus for additional investment in the Information Technology sector, we can be the 'catalyst' for further economic development in the country.

We would thus be in a position of generating significant additional traffic volumes to provide a better 'fill' on the transmission routes and increase the utilization of the switching platforms that could be deployed in country. Operating with a smaller overhead and margins we could offer a more attractive rate to our partners and also significantly enhance the economic infrastructure in a country by providing a new 'traffic hub' operation for the region there.

The Market

   Our goal is to develop business relationships in emerging markets which will enable us to sell voice, Internet access and private lines to corporations, Internet Service Providers ("ISPs") and carriers in that country.

Through these network of relationships we will enter into our target markets by obtaining a re-filing agreement with a major carrier, a communications operating license, or forming a partnership with a licensed carrier to operate within a country. Our goal is to bring voice, data and/or Internet traffic into or out of the country by selling such services to other international carriers and businesses.

Many countries are granting Voice over Internet Protocol (VoIP) licenses to allow voice traffic in and out of the country. We will be aggressively pursuing these licenses.

Upon establishing an operating network to an international destination, our goal will be to utilize this network to deliver Internet connectivity, international private lines to businesses and/or government and educational institutions, web development and hosting and other enhanced communication services. These services will be sold through either an existing international licensed carrier or through the development of our own in-country operation. Upon obtaining a license in a specific country, we may either set up our own in-country operation or establish an in country partner to market our suite of services to carriers, ISPs, and other institutions.

Management will carefully evaluate each potential international opportunity and determine which of the aforementioned scenarios is most appropriate, where we can enter a country, begin to generate revenue, gaining a foothold to provide more advanced telecommunication services.

Developing countries and the businesses within them are being forced to relearn how to conduct themselves in the new Internet economy. Cost-effective and high quality voice telephone, fax, Internet, and electronic commerce services are a necessity for any country that wishes to participate in the Global Economy. For the growth of the Internet and the true globalization of the electronic economy to continue, developing countries must become larger participants.

Many countries have lagged behind the United States in becoming "wired." The reasons include:

o National telephone company monopolies, allowing sparse competition. This has stimulated little innovation, allowed prices to remain artificially high, and not stimulated construction of enhanced or alternative physical infrastructures.

o Limitation on alternative international long distance carriers has constrained competition and provided little incentive for competitors to build facilities into the country. A major challenge inhibiting this growth is the regulatory environment in each country. The opening of communications markets that were previously restricted is essential for the expansion of the global information economy.

Emerging markets, driven by the need to catch up in the wired technological world or new global economy, represent considerable demand for enhanced voice, data, and Internet services. This includes network connectivity, Web development and hosting, and network security services.

It is often cheaper to use a leased line Internet connection to the United States to route traffic to other countries than to have a direct connection to those countries.

Faster and better connectivity, more reliable voice quality, improved Web site performance, and acceptable levels of network security risk are all critical to businesses everywhere. Introduction of these services by a single vendor into emerging markets represents a huge potential market.

The Services

   Our goal is to deliver international voice, Internet access, and private line services. By utilizing cutting edge network infrastructure and technologies, assembled and deployed by either by us or our in country partners, we plan on capitalizing on opportunities to introduce selected products and services into emerging market countries or regions throughout the world.

International Voice

   Our goal is to deliver international voice communications traffic via relationships with carrier networks worldwide. We will offer traditional as well as Voice over Internet Protocol (VoIP) voice communications capabilities.

International Internet Access

   Our goal is to offer Internet Access targeted at Internet Service Providers
(ISPs), communication carriers and corporations seeking Internet connectivity in emerging countries. We will, where necessary create Internet POPs (Points of Presence) in each of our target countries. These POPs will include the physical infrastructure (routers, servers, local area networks, and external network access) to allow businesses and local Internet Service Providers (ISPs) to connect to a network.

International Private Line Services

   We will offer International Point-to-Point Private Line Services between the United States and our target countries. Our goal is to develop a Virtual Private Network (VPN) connectivity for those customers. These services will be utilized by our customers for voice, data, and Internet services.

Competition

   The communications industry is highly competitive, rapidly evolving, subject to constant technological change. We believe that the traditional distinctions between local, long distance, data transmission and Internet access markets are disappearing.

Our competition is as follows:

   Our competitors in the international long distance market include large, facilities-based multinational carriers, foreign PTTs, small facilities-based providers in the United States, and various alliances among communications companies.

   International long distance providers compete on the basis of price, transmission quality, reputation and breadth of service offerings. The United States-based international communications services market is dominated by AT&T, Sprint and MCI WorldCom.

   Additional competition may come from carriers using VoIP and other data networks to provide services. This technology can be used to provide both voice and data services at significantly lower costs than circuit-switched long distance.

   We believe it will become competitive with business oriented Internet providers, including UUNET/Worldcom, PSInet, Level 3, Qwest, Genuity (formerly GTE Internetworking), and others, all of whom have greater resources than us.

Company's Office

   The Company's administrative headquarters are located 1327 Ocean Avenue Suite M Santa Monica, California 90401 and its telephone number (310) 395-5374.

Employees

   The Company is a development stage company and currently has no employees other than its Officers and Directors. The Company intends to hire additional employees as needed.

Risk Factors

1. Company Has No History of Earnings. The Company has no operating history and is subject to all of the risks inherent in a developing business enterprise including lack of cash flow and service acceptance. There can be no assurance that any of our business strategies will be successful or that we will ever achieve profitability. We have incurred operating losses since our inception and expect to incur operating losses for the foreseeable future. These factors, among others, raise substantial doubts about our ability to continue as a going concern, unless we raise sufficient capital as contemplated herein.
2. Development and Market Acceptance of Services. The Company's success and growth will depend upon its ability to market its services. The Company's success will depend in part upon the market's acceptance of, and the Company's ability to deliver and support its telecommunication services.
3. Liquidity; Need for Additional Financing. The Company believes that it does not have the cash it needs for at least the next twelve months based upon its internally prepared budget. Further, the Company's cash requirements are not easily predictable and there is a possibility that its budget estimates will prove to be inaccurate. If the Company is unable to generate a positive cash flow, it will be required to substantially curtail operations and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favourable to the Company. The Company may suffer from a lack of liquidity in the future which could impair its short-term marketing and sales efforts and adversely affect its results of operations. Our ability to meet our projected growth may require additional cash resources. Failure to obtain future financing, or if vendor financing or additional equity financing is not available when needed or on acceptable terms, could cause us to delay, scale back or abandon our plans and could materially adversely affect our ability to compete. We cannot assure you that any financing arrangements will be available or, if available, that it will be on acceptable terms.
4. Our revised business model is still under development. We recently shifted our business plan towards focusing on specific international telecommunication opportunities. Moreover, our business plan is still under development.
5. The success of the business plan is dependent upon market developments and traffic patterns. The development of our network will entail substantial costs and prior planning, including the purchase of additional equipment, which are based in part on our expectations concerning future revenue growth and market developments. As we expand our network, the cost of services will increasingly consist of fixed costs arising from the ownership and maintenance of equipment. As a result, cost increases and a resulting decrease in any future profits may occur. If traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of our network, our costs as a percentage of revenues would increase significantly which would have a material adverse effect on our financial condition and results of operations.
6. We may be unable to adapt to rapid technological change. The communications industry has been, and is likely to continue to be, subject to rapid and significant changes in technology. Our success will depend, in significant part, on our ability to make timely and cost-effective enhancements and additions to our technology, as well as our ability to introduce new services that meet client demand. We expect new products and services, and enhancements to existing products and services, to be developed and introduced to compete with our existing services. The proliferation of new communications technology, including personal communication services and voice communication over the Internet, may reduce demand for certain of our existing services. We cannot assure you that we will be successful in developing and marketing new services or enhancements that respond to these or other technological changes or evolving industry standards. In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of our services, which may result in our services not achieving market acceptance. Our financial condition could be adversely affected if we are unable to develop, or experience delays in the introduction of, new services or enhancements or if such services or enhancements fail to achieve market acceptance.
7. If the Internet does not continue to grow as a medium for voice and fax communications, our business will suffer. The technology that allows voice and fax communications over the Internet, and the delivery of other value-added services, is still in its early stages of development. Historically, the sound quality of calls placed over the Internet has been poor. As the Internet telephony industry has grown, sound quality has improved, but the technology requires further refinement. Additionally, as a result of the Internet's capacity constraints, callers could experience delays, errors in transmissions or other interruptions in service. Transmitting telephone calls over the Internet must also be accepted as an alternative to traditional voice and fax service by communications service providers. Because the Internet telephony market is new and evolving, predicting the size of this market and its growth rate is difficult. If our market fails to develop, then we will be unable to grow our client base and our results of operations will be adversely affected.
8. The communications services industry is highly competitive and we may be unable to compete effectively. The communications industry, including Internet and advanced data services, is highly competitive, rapidly evolving and subject to constant technological change and intense marketing by providers of functionally similar services. Since there are few, if any, substantial barriers to entry, we expect that new competitors are likely to join existing competitors in the communications industry, including the market for international long distance voice, Internet and data services targeted by us. Although licenses for telecommunications or Internet services granted in foreign countries may provide barriers to entry in some instances, we still face competition. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we do. We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us.
9. Industry consolidation could make it more difficult to compete. Companies offering Internet, data and communications services are increasingly consolidating. As a company with a limited operating history, we may not be able to compete successfully with businesses that have combined, or will combine, to produce companies with substantially greater financial, sales and marketing resources, larger client bases, extended networks and infrastructures and more established relationships with vendors, distributors and partners than we have. In addition, this consolidation trend could prevent or hinder our ability to further grow our operations through acquisitions. With these heightened competitive pressures, there is a significant risk that the value of our common stock will decline.
10. Our ability to provide services is often dependent on other service providers and our suppliers. Interconnectivity. In order for our network to be functional, we must enter into agreements with local exchange carriers and other carriers covering each market in which we intend to offer local service. Although we plan to enter into interconnection agreements in a number of jurisdictions, we cannot guarantee that we will successfully negotiate those agreements or negotiate new agreements in new markets. The failure to secure and maintain these agreements could have a material adverse effect on our ability to implement our business plan. Transmission Facilities. A portion of the telephone calls made by our clients are connected through transmission lines of facilities-based long distance carriers which provide us with transmission capacity through a variety of resale arrangements. Because digital undersea fiber optic cables and communications satellites typically take several years to plan and construct, carriers generally make investments based on a forecast of anticipated traffic. We do not control the planning or the construction of digital undersea fiber optic transmission facilities or satellites and must seek access to such facilities through partial ownership positions or lease arrangements on negotiated terms that may vary with industry and market conditions. Our ability to maintain and expand our business is dependent, in part, upon our continuing to maintain satisfactory relationships with these carriers, many of which are our competitors, and upon our ability to obtain their services on a cost effective basis. As we deploy our network, we will continue to be dependent on other carriers' network transmission services for many of our services. These carriers are not expected to enter into long-term contracts with us and are not restricted from competing against us. To the extent that any of these carriers raise their rates, change their pricing structure or reduce the amount of capacity they will make available to us, our financial condition or results of operations may be adversely affected. Long Distance Carriers. Our ability to terminate traffic in our targeted foreign markets is an essential component of our current and future operations and, therefore, we are dependent upon securing operating agreements and other termination arrangements. Failure to secure or maintain such arrangements could limit our revenues, our ability to increase our services to our existing markets or our ability to gain entry into new markets. Our ability to compete in the long distance telecommunications market depends, in part, on our ability to procure advantageous rates from incumbent carriers and from other international exchange carriers, and on the ability of such parties to carry the transmissions we route to their networks. If, as a result of the termination of our relationship with an incumbent carrier or an international carrier or the inability of any such entity to carry traffic routed to it, we are forced to route our traffic to a different entity providing service at a less advantageous rate, or with lesser quality, there could be a material adverse effect on our profit margins or network service quality.
11. We need to retain our key management personnel and hire additional qualified personnel. We are dependent on the efforts of our senior officers and on our ability to hire and retain qualified management personnel. The loss of services of any of these individuals could materially and adversely affect our business and our future prospects. We have not entered into employment agreements with any of our senior officers. In addition, we anticipate that in order to successfully implement our business strategy, including the expansion of the geographic scope of our operations, we will be required to recruit and hire a substantial number of sales and other personnel. Failure to attract and retain additional qualified sales and other personnel, including management personnel who will train and integrate our new employees in addition to their role in continuing to manage our growth strategy could adversely affect us.
12. We depend on prompt collection of client payments. Because we render most of our services prior to receiving payment, we are dependent on the prompt collection of our clients' bills. The failure of our clients to pay their bills in a timely manner or our failure to adequately assess their creditworthiness could materially adversely affect us.
13. Service interruptions could affect our business. Our success is largely dependent on our ability to deliver competitively priced, uninterrupted international long distance telephone services. We also face the risk that there may be a disruption in the service provided by these carriers, causing a disruption in the services we provide to our clients. Our operations are dependent on our ability to successfully expand our network and to integrate new and emerging technologies and equipment into our network. This expansion and integration may increase the risk of system failure and cause strain upon our network. Our operations also are dependent on our protection of our hardware and other equipment from damage due to natural disasters or other sources of power loss, telecommunications failures or similar occurrences. Significant or prolonged telephone network failures, or difficulties for clients in completing long distance telephone calls, could damage our reputation and result in the loss of clients and consequently have a material adverse effect on our financial condition or business prospects.
14. We could be adversely affected if there are breaches in our network security systems. We could lose clients and expose ourselves to liability if there are any breaches to our network security systems which, in turn, could jeopardize the security of confidential information stored in our computer systems.
15. Increasing competition in the communications industry in foreign countries, and our limited or nonexistent competitive standing, may adversely affect our ability to generate revenues, gain significant market share and attract clients from existing providers. The communications industry in foreign countries is becoming increasingly competitive due in part to recent privatizations, deregulations and related increase in the number and size of new competitors. Furthermore, because we have a limited operating history and, in some of our target markets, no operating history, we have a limited competitive standing. We will compete with several other service providers in each of our markets. Competitors include global alliances of some of the world's largest communications carriers, incumbent communications providers with large client bases, wireless telephone companies and satellite-based communications carriers. Other existing and potential competitors include cable television companies, railway companies, utilities and other entities with rights-of-way and large end users which operate private networks. We believe competition is likely to continue to intensify as the number of new market entrants increases. As a result, we may not be able to generate adequate revenues or gain a substantial share of the markets we intend to serve. We may also have difficulty attracting clients from established providers.
16. We face additional risks because we do business on an international level. There are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, tariffs, customs, duties, other trade barriers, political risks and other factors which could materially adversely affect our current and planned operations. For example, existing carriers in foreign markets may take many months to allow competitors such as us to interconnect to their switches within the market. Further, we have limited recourse if our foreign partners fail to perform under their arrangements with us, or if foreign governments, "post, telephone and telegraph" providers ("PTTs"), or other carriers take actions that adversely affect our ability to gain entry into those markets. The international telecommunications industry is changing rapidly due to deregulation, privatization of PTTs, technological improvements, expansion of telecommunications infrastructure and the globalization of the world's economies. We cannot assure you that one or more of these factors will not vary in a manner that could have a material adverse effect on our financial condition or results of operations.
17. We face additional risks as we expand our business operations in emerging markets. Our current business strategy includes the continued expansion of our operations in emerging market countries. The political systems of many of the markets in which we currently operate or plan to operate are slowly emerging from a legacy of totalitarian rule. Political conflict and, in some cases, civil unrest and ethnic strife may continue in some of these countries for a period of time. Many of the economies of these countries are weak, volatile and reliant on substantial foreign assistance. Expropriation of private businesses in such jurisdictions remains a possibility, whether by outright seizure or by confiscatory tax or other policies. In addition, the legal systems in emerging markets frequently have little or no experience with commercial transactions between private parties. Consequently, we cannot provide any assurance that we will be able to protect or enforce our rights in emerging market countries. Further, the instability of the laws and regulations applicable to our businesses in these markets could materially and adversely affect our business, financial condition or results of operations.
18. Issuance of Additional Shares-Dilution. 182,296,333 shares of Common Stock or 91.15% of the 200,000,000 authorized shares of Common Stock of the Company are unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments or contracts to issue any additional shares to other persons. The Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.
19. Indemnification of Officers and Directors for Securities Liabilities. The laws of the State of Nevada provide that the Company could indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Corporation Act of the State of Nevada. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.
20. Cumulative Voting, Pre-emptive Rights and Control. There are no pre-emptive rights in connection with the Company's Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.
21. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.


ITEM 2. DESCRIPTION OF PROPERTY

   The Company does not own any real or personal property. The Company's only asset is cash.

   The Company's administrative headquarters are located at 1327 Ocean Avenue, Suite M, Santa Monica, California 90401 and its telephone number is (310) 395-5374. There is no formal lease agreement for the Company's offices which are on a month to month basis for $2,000 per month.

   During the year ended June 30, 2002, the Company capitalized $145,979 for web site development costs, which were acquired in the merger. The Company plans to integrate its website technology into its telecommunications business.

   On August 15, 2001, Reward Enterprises, Inc. acquired Q Presents, Inc. with the issuance of 6,000,000 shares of common stock in exchange for all of the common stock of Q Presents, Inc. This transaction had an accounting date of August 31, 2001, which was the date that the transaction was final. The value of the stock issued at the fair market price of $0.35 per share was $2,100,000. The Company will periodically review this asset for possible impairment. At June 30, 2002 it was determined the asset was not impaired.

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


                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Common Shares of the Company are quoted on the NASD Over-The-Counter Bulletin Board. The OTCBB constitutes a limited and sporadic trading market and does not constitute an "established trading market". There is no assurance that a regular trading market will be sustainable. A shareholder, may, therefore, be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

   At June 30, 2002, we had approximately 400 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us. Our company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "RWDE". The table shows the high and low bid of our company's common stock since October 08, 2000, when our company's securities began trading.

      ---------------------------------------------------------------
      Quarter ended
      ---------------------------------------------------------------
      FYE 2001                             High Bid         Low Bid
      ---------------------------------------------------------------
      December 31, 2000                     $0.50            $0.10
      ---------------------------------------------------------------
      March 31, 2001                        $0.50            $0.50
      ---------------------------------------------------------------
      June 30                               $1.73            $0.50
      ---------------------------------------------------------------

      ---------------------------------------------------------------
      FYE 2002
      ---------------------------------------------------------------
      September 30, 2001                    $0.85            $0.15
      ---------------------------------------------------------------
      December 31, 2001                     $0.15            $0.01
      ---------------------------------------------------------------
      March 31, 2002                        $0.01            $0.001
      ---------------------------------------------------------------
      June 30, 2002                         $0.17            $0.001
      ---------------------------------------------------------------

   There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

Dividends

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

Section 16(a)

   Our officers, directors and holders of 10% or more of the Company's Common Stock have filed all Forms 3, 4 & 5.

Recent Sales of Unregistered Securities

   The Company has 17,703,667 shares of Common Stock issued and outstanding as of June 30, 2002. Of the 17,703,667 shares of the Company's Common Stock outstanding 7,622,000 shares are freely tradable.

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

   On December 04, 2000, the Company sold 10,200,000 shares of its common stock to Brian C. Doutaz (as to 10,000,000 shares) and to Robert Dinning (as to 200,000 shares) at a price of $0.001. The shares which are legended under Rule 144 re-sale restrictions were issued pursuant to Rule 16(b) of the Securities Act of 1934. The 10,200,000 shares issued in these transactions were cancelled in accordance with the terms of the agreement to acquire Q Presents Inc.

   On December 08, 2000, the Company filed an S-8 registration statement of the Reward Enterprises, Inc. 2001 Stock Option Plan to register up the granting of up to 7,000,000 incentive stock option shares.

   On January 3, 2001, Gerry Williams and Frank Rigney exercised an option on 1,600,000 common shares at a price of $0.10 per share in lieu of a cash payment owing under certain Consulting Agreements. The debt was cancelled with the exercise of the option. On March 16, 2001, Gerry Williams and Frank Rigney exercised an option on 1,000,000 common shares at a price of $0.10. On April 23, 2001 Brian C. Doutaz and Robert Dinning exercised an option on 630,000 common shares at a price of $0.10 per share in lieu of cash payment owing under certain Consulting Agreements; resale of these shares is governed by Rule 144. On April 30 and June 5 2001, Frank Rigney exercised options for a total of 225,000 common shares at a price of $0.25 per share. On June 5 2001 Gerald Williams exercised options for a total of 100,000 common shares at a price of $0.25 per share. All shares so issued were issued under Rule 16(b) of the Securities Act of 1934.

   In August 2001, the Company issued 6,000,000 shares of common stock in its acquisition of Q Presents Inc. The shares which are legended under Rule 144 re-sale restrictions were issued pursuant to Rule 16(b) of the Securities Act of 1934.

   Between October 2001 and June 2002, Frank Rigney exercised options for a total of 272,000 common shares at a price of $0.25 per share, and Robert Dinning exercised options for a total of 200,000 common shares of which 100,000 were at a price of $0.10 per share and 100,000 were at a price of $0.25 per share and Brian Doutaz exercised options for a total of 100,000 shares at a price of $0.10 per share. All shares so issued were issued under Rule 16(b) of the Securities Act of 1934.

   As of the date hereof, no further options have been exercised.

   In December 2001 the Company issued 890,000 shares of its common stock to twelve investors in consideration of $890 and between January and June 2002, the Company issued an additional 1,026,667 shares of common stock to eleven investors in consideration of $84,000. Two of these investors were granted warrants to purchase 25,000 and 5,000 shares of the company's common stock at $0.25 per share. The shares which are legended under Rule 144 re-sale restrictions were issued pursuant to Rule 16(b) of the Securities Act of 1934.

     In April 2002, the Company issued 2,945,000 shares of common stock to an officer and consultant of the Company for prior services rendered in the amount of $14,725. The shares, which are legended under Rule 144 re-sale restrictions, were issued pursuant to Rule 16(b) of the Securities Act of 1934.

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

   In September 2001, the Board authorized the Corporation to enter into Consulting Agreements with both Mr. Edward W. Withrow III and Mr. Warren K. Withrow. The proposed Consulting Agreements called for terms of sixty (60) months, compensation of $3,500.00 USD monthly and the issuance of two options to purchase the aggregate of 700,000 shares of the Corporation's common stock, respectively. The compensation under these agreements have been changed to $10,000 per month, but will not become effective and payable until April 2002. The compensation under these agreements are currently being renegotiated and no compensation has been paid through June 30, 2002. On May 16, 2002 Mr. Warren K. Withrow resigned as an officer and as a director of the Company.
   On July 1, 2002 Mr. Anand Kumar and Mr. Joseph Vigliarolo joined the
Company as President and Chief Financial Officer respectively.

   The Corporation's new Management made the decision to balance its technology-based business model with a complimentary non-technical or "Old Economy" based business. Management made the decision to license the rights to an "Old Economy" business as opposed to creating one internally. New management has recently entered into the specialized international communications market to provide international voice, Internet access and global network services to corporate clients, communication carriers and Internet service providers. The Company will utilize the web based platform that was originally intended as an event registration and automation solution for its telecommunication business.

Results of Operations - Period From July 01, 2001 to June 30, 2002

   REVENUES: There were no revenues in the year ending June 30, 2002 as the Company has not commenced operations as of the date hereof other than an undertaking of a market analysis and development of strategic relationships in telecommunications. The Company does not anticipate that it will generate any material revenues from operations until at least the second quarter of 2002 - 2003.

   EXPENSES: During the year ending June 30, 2002, the Company incurred expenses of $236,231 as compared with $111,240 in the preceding year.
   A summary of these expenditures is as follows:

-------------------------------------------------------------------------------
 Consulting Fees                                       $    0 versus $53,138
-------------------------------------------------------------------------------
 Legal and Professional fees                           $61,445 versus $37,075
-------------------------------------------------------------------------------
 Research and Development                              $83,330 versus $0
-------------------------------------------------------------------------------
 Office and Administration                             $79,649 versus $70,029
-------------------------------------------------------------------------------
 Travel and promotion                                  $11,807 versus $4,136
-------------------------------------------------------------------------------
 Total                                                 $236,231 versus $111,240
-------------------------------------------------------------------------------

   All of the above noted expenses were related primarily to organizing the Company and filing a registration statement with the Securities & Exchange Commission, initial research and development of the internet platform, consulting and third party services.

   Legal and accounting fees paid of $61,445 mainly related to the filing of the Form 14A proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 with the Securities & Exchange Commission pursuant to the proposed merger with Q Presents Inc. and the preparation and filing of quarterly reports with the SEC.

   The Company anticipates, however, that its operating and administrative expenses will increase during the second and third quarters of 2002 - 2003 and into the next fiscal year as the direction of the Company is changed to that of a U.S. based International Telecommunications Company, which offers a broad range of integrated and competitively priced traditional long distance telephone, Internet access service, and world wide network services.

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

   Cash on hand at June 30, 2002 was $24,717 and the Company and will require further financing to implement its business plan.

   NET LOSS: The Company incurred a net loss of $238,921 for the fiscal year ended June 30, 2002. It is expected that the net loss will increase during 2002 until the Company is able to generate sufficient revenue from operations to become profitable.

Plan of Operation

   During the fiscal year ending June 30, 2002, the shareholders of the Company agreed to the merger with Q Presents, Inc.

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

   It is anticipated that there will be no sales until at least the end of the second quarter of 2002 - 2003 in accordance with its business plan and in developing its business model.

Operating activities during the next few months will focus primarily on efforts to:

   * secure additional financing for general working capital purposes, and for the further development of its business plan in the specialized international communications market to provide international voice, Internet access and global network services to corporate clients, communication carriers and Internet service providers;
   * establish additional strategic relationships with vendors, carriers and distributors of telephony and data services and equipment if required;
   * continue development of the telecommunications infrastructure and systems relating to providing services to its customers;
   * complete installation of internal system hardware and software for marketing, distribution and customer service facilities;
   * continue testing internal operating, distribution and customer service systems;
   *   marketing its services;

   The Company does not intend to purchase a plant or significant equipment.

   The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.

   The Company expects to earn revenues in the second quarter of 2002 - 2003. There is no assurance, however, that the Company will earn said revenues as planned.

Liquidity and Capital Resources

   The Company has to date, financed its development stage by the sale of common stock. At June 30, 2002, the Company had 17,703,667 shares of common stock outstanding and had raised a total of $560,640. At June 30, 2002 it had cash on hand of $24,717 and said cash resources are maintained with a large United States financial institution. The Company had working capital at that date of $6,963. Accounts payable, accrued liabilities and amounts due to loans and related parties were $43,754 versus $1,500 in the previous year.

   The Company recognizes that it will need additional cash during the next twelve months and will endeavour to obtain additional cash through the sale of common stock. There is no assurance that the Company will be able to obtain additional capital as required, or obtain the capital on terms and conditions acceptable to it.

Inflation

   Inflation has not been a factor during the fiscal year ended June 30, 2002. While inflationary forces are moderately higher than in 2001, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.

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

Acquisition of Plant and Equipment

   We do not own any plant facilities or equipment. The Company does not intend to purchase a plant or significant equipment.

   During the year ended June 30, 2002, the Company capitalized $145,979 for web site development costs, which were acquired in the merger. The Company plans to integrate its website technology into its telecommunications business.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the financial statements, the reports thereon, the notes hereto, and supplementary data commencing at page F-1 of this Form 10-KSB, which financial statements, reports, notes, and data are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                          PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


Edward Withrow III - Chairman of the Board and CEO

   Mr. Withrow has been an Entrepreneur the majority of his professional career spanning fourteen years. The majority of the years were spent raising capital and understanding the winning formulas for success in the marketplace. In 2001 Mr. Withrow founded Q Presents, Inc, a media and communications holding company whose strategic plan was to acquire, streamline, upgrade and consolidate existing companies who had found themselves on the wrong side of the technology implosion. Q Presents merged with Reward Enterprises, Inc in March 2001. In
1999 Mr. Withrow co-founded Simplyfamily.com, an integrated vertical commerce community targeting the family. Simplyfamily.com is presently one of the largest independent family based communities operating on the Internet. In 1995 Mr. Withrow co-founded Family Store Entertainment that successfully produced and distributed high-end educational entertainment product for children ages 2 years to 10 years old. Family Store Entertainment was one of the first companies to penetrate the sell thru video market by way large grocery store chains such as Albertsons, Safeway, Ralph's and Kroger. In 1993 Mr. Withrow was a principal of The Withrow Group a Los Angeles based, Entertainment Company that developed and packaged filmed entertainment. In 1991 Mr. Withrow co-founded and was a principal in Box Office Partners, a foreign distribution and acquisition fund. Mr. Withrow spearheaded the capitalization of the funds, Box Office Partners 1, 2, and 3. Prior to this Mr. Withrow worked for a number of financial institutions; Paine Webber, Sheffield Partners, Common Market Exchange in both, a retail and investment banking position. Mr. Withrow sits on a number of technology and media company advisory boards. Mr. Withrow is Chairman and co-founder of Save Our Children, Inc a, non-profit child abuse awareness foundation. He is an active member of Planet Hope, Inc a foundation that addresses the needs of homeless children and women and whose honorary chairperson is Lee Iacocca. Mr. Withrow attended the University California
Santa Barbara.

Anand Kumar - President (as of July 1, 2002)

   Mr. Kumar has been involved in telecommunications and international telecommunications for over thirty five years. In January 1999, Mr. Kumar founded Global TeleSolutions for origination and termination of multiple types of international telephony and data traffic. Prior to this Mr. Kumar co-founded an international telecommunications company called Facilicom headquartered in Washington DC. In addition to establishing multiple switch sites and offices in more than a dozen foreign locations, Mr. Kumar led a management road show that raised $300 million in high-yield debt financing. Facilcom was recently sold to World Access. In 1986 Mr. Kumar co-founded the international telecom company called Washington International Teleport (WIT). The facility evolved to operate thirty odd, large satellite antennas on multiple space segments for a diverse group of customers from MCI to CNN. Mr. Kumar served as the President of WIT until 1990. Prior to co-founding WIT Mr. Kumar founded and successfully operated an international consulting company called Communications Strategies Group, advising foreign telecommunications administrations such as Iceland Telecom, Andorra Telecom, Cyprus Telecom, Bangladesh Telecom Board, etc. and domestic carriers such as Comsat RSI, At&T, Sprint, MCI, Startec Global

Telecommunications and various others. During this period Mr. Kumar built a very successful European based carrier called Esprit (acquired by Global TeleSystems) and another international teleport, Satellite Media Services, operating out of the U.K. Prior to these consulting days Mr. Kumar held various managerial capacities within the Bell operating companies and AT&T. Mr. Kumar was trained at the undergraduate and graduate levels in the U.S. and was a doctorate candidate in communications studying under the guidance of professors from MIT in Cambridge, Mass.

Joseph C. Vigliarolo-Chief Financial Officer (as of July 1, 2002)

   Joseph C. Vigliarolo was a Managing Director of First Interstate Capital, Inc, a financial service advisory company. Before joining First Interstate Capital, Mr. Vigliarolo co-founded and was a principal in WEBusinessUSA Inc. a business to business Internet technology company which is a holder of six patents. From 1996 to 1998 Mr. Vigliarolo served as Chief Executive Officer and President of Airstar Technologies, Inc. a subcontractor for Sprint to provide telecommunication services to military bases throughout the United States. While at Airstar, Mr. Vigliarolo led a $42 million debt refinancing and raised equity capital that was necessary to build out the infrastructure at the military bases to provide telephone services to the single service barracks. The subcontract duties included switch procurement and installation, running of cable throughout the base to the barracks and wiring the barracks rooms as well as the provisioning of local trunks. On going duties included maintenance of service at the base, technical and customer service and administration. Prior to working at Airstar, Mr. Vigliarolo had broad managerial and financial experience in private, public and professional corporations. He was a licensed C.P.A. in New York with public accounting experience as a Manager at Ernst and Young. Mr. Vigliarolo graduated Boston College in 1983 with a degree in Accounting.

Ron Hall, Director
Ron Hall is an Executive Vice-President and Co-Founder of DigitalGen, a developer of computer search engine technology and the successful online shopping portal BrandNameStores.com. In his current position, Mr. Hall leads BrandNameStores.com's efforts to attract international vendors to the portal.

Prior to setting up DigitalGen in 1998, Mr. Hall served as a regional manager for IDG, the world's leading computer book and magazine publisher. In his six years with IDG, Mr. Hall established himself as a top revenue producer with over $9 million annually. During his tenure with IDG, Mr. Hall was responsible for the acquisition of many major corporate accounts including Hewlett Packard, Sun Microsystems, Intel, Novell and Oracle.

   From 1990 to 1992, Mr. Hall was a Vice-President with The Stillman Group responsible for representing nine publications in the competitive advertising marketplace and from 1984 to 1990; Mr. Hall was a district director with the copier company Pitney Bowes, Inc.

ITEM 10 - Executive Compensation

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

The following table sets forth compensation information for our fiscal period ended June 30, 2002:

Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------------------
                                                Annual Compensation          Awards                  Payouts
-----------------------------------------------------------------------------------------------------------------------------------
(a)                                  (b)        (c)       (d)      (e)       (f)        (g)         (h)          (i)
Name and Principal                   Year       Salary    Bonus    Other     Restricted  Securities  LTIP         All Other
Position [1]                                    ($)       ($)      Annual    Stock       Underlying  Payouts      Compensation
                                                                   Compen-   Award(s)    Options/    ($)          ($)
                                                                   sation    ($)         SARs (#)
                                                                   ($)
-----------------------------------------------------------------------------------------------------------------------------------
Edward Withrow                       2002       0         5,200 5    0        0             0         0           0
Co-Chief Executive Officer,
President Director
-----------------------------------------------------------------------------------------------------------------------------------
Warren Withrow                       2002       0         5,200 6    0        0             0         0           0
Co-Chief Executive Officer,
Director (resigned- May 2002)
-----------------------------------------------------------------------------------------------------------------------------------
Brian C. Doutaz                      2002       0             0      0        0             0         0           0
President & Director                 2001                                     0
(resigned- October 2001              2000                                     0
                                     1999
-----------------------------------------------------------------------------------------------------------------------------------
Robert Dinning                       2002       0             0      0        0             0         0           0
Treasurer & Director                 2001                                     0
(resigned- August 2001               2000                                     0
                                     1999
-----------------------------------------------------------------------------------------------------------------------------------
Gerald W. Williams                   2001       0             0      0        0             0         0           0
President (resigned -                2000                                     0
December 2000)                       1999                                     0
-----------------------------------------------------------------------------------------------------------------------------------

[1] All compensation received by the officers and directors has been disclosed.

[2] These figures represent compensation paid to Mr. Williams and Mr. Doutaz pursuant to Consulting Agreements between the Company and said individuals dated March 15, 1999 and May 1, 1999 respectively. For more information on the consultant compensation paid by the Company to Mr. Williams and. Doutaz for the fiscal year ended June 30, 2001, please see Note 7 of the Financial Statements attached as an exhibit to the Company's Form 10-KSB for fiscal year ended June 30 2001, as filed on October 15, 2001.

[3] Does not include Mr. Williams' (i) options to acquire 1,300,000 shares of common stock at $0.10 per share and (ii) options to acquire 500,000 shares of common stock at $0.25 per share. These options were granted pursuant to a consulting agreement between the Company and Mr. Williams dated March 15, 1999. These options expire on the earlier of March 15, 2009; thirty days after the termination (except for death or disability) of Mr. Williams as a consultant to the company; or, one year after termination due to death or disability.

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

[5] On December 17, 2001, pursuant to a consulting agreement with Company, Mr. Edward Withrow received options to acquire 500,000 shares of common stock at $0.04 per share and options to acquire 200,000 shares of common stock at $0.10 per share. The Black-Scholes option price calculation of the fair value of these options is $5,200, based on a risk-free interest rate of 5%, volatility of 30% and a term of 10 years.

[6] On December 17, 2001, pursuant to a consulting agreement with the Company, Mr. Warren Withrow received options to acquire 500,000 shares of common stock at $0.04 per share and options to acquire 200,000 shares of common stock at $0.10 per share. The Black-Scholes option price calculation of the fair value of these options is $5,200, based on a risk-free interest rate of 5%, volatility of 30% and a term of 10 years.

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

Option Grants In The Last Fiscal Year

   During the fiscal year ended June 30, 2002, options were granted to the Named Executive Officers as follows:

--------------------------------------------------------------------------------
Name                Number of Shares         Date of Grant     Date of Expiry
                    Under Option
--------------------------------------------------------------------------------
Edward Withrow           700,000              December 2001     December 2012
--------------------------------------------------------------------------------
Warren Withrow           700,000              December 2001     May 2004
--------------------------------------------------------------------------------
TOTAL                  1,400,000
--------------------------------------------------------------------------------

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option
Values

  During the last fiscal year, between October 2001 and June 2002, Frank Rigney exercised options for a total of 272,000 common shares at a price of $0.25 per share, and Robert Dinning exercised options for a total of 200,000 common shares of which 100,000 were at a price of $0.10 per share and 100,000 were at a price of $0.25 per share and Brian Doutaz exercised options for a total of 100,000 shares at a price of $0.10 per share.

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

Compensation of Chief Executive Officer

   Gerald W. Williams, former President, received compensation as a consultant for his services under a consulting agreement between the Company and Mr. Williams dated March 15, 1999.

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

   Brian C. Doutaz became President of the Company on December 08, 2001 and received compensation as a consultant for his services under a consulting agreement between the Company and Mr. Doutaz dated May 01, 1999 for the period July 01 to October 31, 2000.

   Mr. Doutaz received two options to acquire an aggregate of 500,000 shares of the Company's common stock in the previous fiscal year ended June 30, 1999. See "Summary Compensation Table - Footnote 2." Said Consulting Agreement was mutually cancelled on October 31, 2001 For the fiscal year ending June 30, 2002, Mr. Doutaz will not be entitled to receive further options to purchase common stock of the Company under the Company's 1998, 1999 and 2000 Stock Option Plans.

In September 2001, the Company's Board of Directors approved consulting agreements with Edward W. Withrow III and Warren K. Withrow for consulting/employment agreements paying $3,500 cash per month and options to purchase up to 1,800,000 shares of common stock. These options were subsequently reduced to 700,000 shares in December 2001 and the cash value of services will be $10,000 per month, but will not begin until April 2002. The compensation under these agreements are currently being renegotiated and no compensation has been paid through June 30, 2002. On May 16, 2002 Mr. Warren K. Withrow resigned as an officer and as a director of the Company.

   The Company does not intend to pay its directors compensation for the fiscal year ended June 30, 2002. However, the Company may issue stock options to directors and executive officers in the fiscal year ending June 30, 2003.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A on or before November 06, 2001 is incorporated herein by reference.

   The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of June 30, 2002 by: (i) each person known to the Company to own more than five percent (5%) of any class of the voting securities; (ii) each of the directors; and (iii) all of the directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

--------------------------------------------------------------------------------
                      Amount and                                    Percent
Name and Address      Nature of                                     of Class [1]
of Beneficial Owner   Beneficial Owner   Position
--------------------------------------------------------------------------------
Edward Withrow          5,545,000 [2]     President, Chief             30.13%
                                          Executive Officer and a
                                          member of the Board of
                                          Directors
--------------------------------------------------------------------------------
Warren Withrow [3]      3,100,000 [2]                                  16.84%
--------------------------------------------------------------------------------
All officers and        5,545,000                                      30.13%
Directors as a Group
(1 Person)
--------------------------------------------------------------------------------

[1]   Based on an aggregate 17,703,667 shares outstanding as of June 30, 2002.

[2] Includes (i) options to acquire 500,000 shares of our common stock at $0.04 per share and (ii) options to acquire 200,000 shares of our common stock at $0.10 per share, which are immediately exercisable.

[3] On May 16, 2002 Warren Withrow resigned from the Board of Directors and as an Officer of the Company

   The Company may issue additional options to the Directors and Executive Officers in the fiscal year ending June 30, 2003.

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

   To the Company's knowledge all of the Company's directors, executive officers, and greater-than-10% beneficial owners made all required filings on a timely basis for the fiscal year ended June 30, 2002.

ITEM 12 - Certain Relationships and Related Transactions

   The information set forth under the caption "Certain Relationships and Related Transactions between Management and the Company" in the Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A on or before November 06, 2001 is incorporated herein by reference.

   During 2002, the Company paid only those salaries and other compensation to its Named Executive Officers as set forth under the heading "Executive Compensation."


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

   The Company incorporates by reference Form 8-K filed with the Securities and Exchange Commission on August 20, 2001.


Exhibits

   The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-27259 on September 7, 1999. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

--------------------------------------------------------------------------------
Exhibit   Description
Number
--------------------------------------------------------------------------------
3.1 Articles of Incorporation of Reward Enterprises, Inc. filed on December 12, 1997.
--------------------------------------------------------------------------------
3.1       Amendment to Articles of Incorporation
--------------------------------------------------------------------------------
3.2       Bylaws of Reward Enterprises, Inc.
--------------------------------------------------------------------------------
10.1 Software License Agreement between Chartwell Technology Inc. and Reward Enterprises, Inc. dated June 15, 1999 regarding licensing of software for "Casino Reward" Internet site
--------------------------------------------------------------------------------
99.1 Consulting Agreement by and Between Reward Enterprises, Inc. and Gerald W. Williams dated March 15, 1999.
--------------------------------------------------------------------------------
99.2      Consulting Agreement by and between Reward Enterprises, Inc. and
          Brian C. Doutaz dated May 1, 1999.
--------------------------------------------------------------------------------
99.3      Consulting Agreement by and between Reward Enterprises, Inc. and Frank
          J. Rigney dated May 1, 1999.
--------------------------------------------------------------------------------
99.4      Reward Enterprises, Inc. 1999 Stock Option Plan.
--------------------------------------------------------------------------------

   The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #333-51460 on December 8, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

--------------------------------------------------------------------------------
Exhibit   Description
Number
--------------------------------------------------------------------------------
99.5      Reward Enterprises, Inc. 2000 Stock Option Plan.
--------------------------------------------------------------------------------

   The Company incorporates by reference, its entire definitive proxy statement filed with the Securities and Exchange Commission on August 8, 2001 and its entire Form 8-K filed with the Securities and Exchange Commission on August 20, 2001.

   The following exhibits are incorporated herein:

--------------------------------------------------------------------------------
Exhibit   Description
Number
--------------------------------------------------------------------------------
10.2      Mutual Release and Termination Agreement.
99.6      Share Purchase Agreement
--------------------------------------------------------------------------------

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated this 30th day of September, 2002.

--------------------------------------------------------------------------------
                               REWARD ENTERPRISES, INC.
                               BY:   /s/ Edward Withrow
                                     ___________________________________________
                                     Edward Withrow, Chief Executive Officer
--------------------------------------------------------------------------------


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------
Signature                             Title                   Date
--------------------------------------------------------------------------------
/s/ Edward Withrow        Chief Executive Officer and member  September 30, 2002
------------------------
Edward Withrow            of the Board of Directors
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


/s/ Edward Withrow
------------------------
Edward Withrow            Chief Executive Officer, and         September 30,2002
                          Director (Principal Executive Officer)
/s/ Ron Hall
------------------------
Ron Hall                  Secretary and Director               September 30,2002

Certification:

I, Edward Withrow, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Reward Enterprises
     Inc;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 30, 2002


                                             /s/ Edward Withrow
                                             --------------------
                                             Edward Withrow
                                             Chief Executive Officer

                                 REWARD ENTERPRISES, INC.
                              (A Development Stage Company)
                                      June 30, 2002










                                WILLIAMS & WEBSTER P.S.
                            Certified Public Accountants
                          Bank of America Financial Center
                            601 W. Riverside, Suite 1940
                                  Spokane, WA 99201
                                     (509) 838-5111

                             REWARD ENTERPRISES, INC.
                          (A Development Stage Company)

                                 TABLE OF CONTENTS



INDEPENDENT AUDITOR'S REPORT                                                  1

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets                                             2

      Consolidated Statements of Operations and Comprehensive Loss            3

      Consolidated Statement of Stockholders' Equity                          4

      Consolidated Statements of Cash Flows                                   5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    6

PROFORMA COMBINED FINANCIAL STATEMENTS                                       18

PROFORMA BALANCE SHEET                                                       19

PROFORMA STATEMENT OF OPERATIONS AND
   COMPREHENSIVE LOSS FOR 2001                                               20

PROFORMA STATEMENT OF OPERATIONS AND
   COMPREHENSIVE LOSS FOR 2002                                               21

NOTES TO THE PROFORMA COMBINED FINANCIAL STATEMENTS                          22

The Board of Directors
Reward Enterprises, Inc.
Santa Monica, California


                                  INDEPENDENT AUDITOR'S REPORT
                                  ----------------------------

We have audited the accompanying consolidated balance sheets of Reward Enterprises, Inc. (a development stage company) as of June 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended and from December 12, 1997 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reward Enterprises, Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and from December 12, 1997 (inception) to June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has no revenues and has sustained losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, WA
September 23, 2002

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                              CONSOLIDATED BALANCE SHEETS

                                                      June 30,       June 30,
                                                        2002           2001
                                                  -------------   -------------
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                    $      24,717   $       5,448
     Accounts receivable, related party                  26,000            -
     Notes receivable                                      -            140,000
                                                  -------------   -------------
        TOTAL CURRENT ASSETS                             50,717         145,448
                                                  -------------   -------------

   PROPERTY AND EQUIPMENT
     Computer hardware                                     -              1,985
     Website                                            145,979            -
     Accumulated depreciation and amortization          (19,464)           (794)
                                                  -------------   -------------
        TOTAL PROPERTY AND EQUIPMENT                    126,515           1,191
                                                  -------------   -------------

   OTHER ASSETS
     Goodwill                                         2,100,000            -
                                                  -------------   -------------

        TOTAL ASSETS                              $   2,277,232   $     146,639
                                                  =============   =============

LIABILITIES & STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable                             $      15,064   $        -
     Interest payable                                       690            -
     Notes payable, net of discount                      28,000            -
     Loans payable, related party                          -              1,500
                                                  -------------   -------------
        TOTAL CURRENT LIABILITIES                        43,754           1,500
                                                  -------------   -------------

   COMMITMENTS AND CONTINGENCIES                           -               -
                                                  -------------   -------------

   STOCKHOLDERS' EQUITY
     Common stock, 200,000,000 shares authorized,
       $0.001 par value; 17,703,667 and
         16,470,000 shares
       issued and outstanding, respectively              17,704          16,470
       Additional paid-in capital                     2,892,861         581,480
       Stock options                                     14,400            -
       Accumulated deficit during development stage    (691,487)       (452,565)
       Accumulated other comprehensive loss                -               (246)
                                                  -------------   -------------
        TOTAL STOCKHOLDERS' EQUITY                    2,233,478         145,139
                                                  -------------   -------------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                    $   2,277,232   $     146,639
                                                  =============   =============

   The accompanying notes are an integral part of these financial statements.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                             December 12,
                                                                                                 1997
                                                                                              (Inception)
                                                Year Ended             Year Ended               Through
                                                  June 30,               June 30,               June 30,
                                                    2002                   2001                   2002
                                               -------------          -------------           -------------
R E V E N U E S                                $        -             $        -              $        -
                                               -------------          -------------           -------------

E X P E N S E S
   Consulting fees                                      -                    53,138                 267,138
   General and administrative                         60,053                 15,254                  83,695
   Legal and professional fees                        61,445                 37,075                 156,328
   Travel and entertainment                           11,807                  4,136                  34,916
   Depreciation and amortization                      19,596                  1,637                  23,230
   Research and development                           83,330                   -                     83,330
   Loss on impairment of asset                          -                    65,160                  65,160
                                               -------------          -------------           -------------
      TOTAL OPERATING EXPENSES                       236,231                176,400                 713,797
                                               -------------          -------------           -------------

OTHER INCOME AND EXPENSE
   Interest expense                                    2,690                   -                      2,690
   Gain from debt forgiveness                           -                   (25,000)                (25,000)
                                               -------------          -------------           -------------
      TOTAL OTHER EXPENSE                              2,690                (25,000)                (22,310)
                                               -------------          -------------           -------------

LOSS BEFORE INCOME TAXES                            (238,921)              (151,400)               (691,487)

PROVISION FOR TAXES                                     -                      -                       -
                                               -------------          -------------           -------------

NET LOSS                                            (238,921)              (151,400)               (691,487)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)              246                    (60)                   -
                                               -------------          -------------           -------------

COMPREHENSIVE LOSS                             $    (238,675)         $    (151,460)          $    (691,487)
                                               =============          =============           =============


BASIC AND DILUTED
   NET LOSS PER COMMON SHARE                   $       (0.02)         $       (0.02)
                                               =============          =============

WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK SHARES OUTSTANDING                14,856,778              9,914,250
                                               =============          =============

   The accompanying notes are an integral part of these financial statements.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                              Stock    Accumulated    Accumulated
                              Common Stock                                   Options  Deficit During     Other           Total
                         ----------------------
                           Number                 Additional  Subscriptions     and      Development   Comprehensive  Stockholders'
                         of Shares       Amount     Paid-In     Receivable    Warrants      Stage       Income(Loss)     Equity
                         ----------    ---------   ---------   -----------    ---------   ---------     -----------    -----------
Issuance of common
  stock in April 1998
  for services valued
  at $0.01 per share       1,000,000   $   1,000   $    9,000   $   (10,000)  $     -      $     -      $      -        $     -

Loss for period ending
   June 30, 1998                -           -            -             -            -         (10,000)         -           (10,000)
                         -----------   ---------   ----------   -----------   ----------   ----------   -----------     ----------

Balance, June 30, 1998     1,000,000       1,000        9,000       (10,000)        -         (10,000)         -           (10,000)

Issuance of common
  stock in May 1999
  for cash at an average
  of $0.10 per share       1,715,000       1,715      169,785          -            -            -             -           171,500

Loss for year ending
  June 30, 1999                 -           -            -             -            -         (62,506)         -           (62,506)

Foreign currency
  translation loss              -           -            -             -            -            -             (215)          (215)
                         -----------   ---------   ----------   -----------   ----------   ----------   -----------     ----------

Balance, June 30, 1999     2,715,000       2,715      178,785       (10,000)        -         (72,506)         (215)        98,779

Payables provided for
  stock subscription            -           -            -           10,000         -            -             -            10,000

Loss for year ending
  June 30, 2000                 -           -            -             -            -        (228,659)         -          (228,659)

Foreign currency
  translation gain              -           -            -             -            -            -               29             29
                         -----------   ---------   ----------   -----------   ----------   ----------   -----------     ----------

Balance, June 30, 2000     2,715,000       2,715      178,785          -            -        (301,165)         (186)      (119,851)

Issuance of common
  stock in October 2000
  for cash at $0.001
  per share               10,000,000      10,000         -             -            -            -             -            10,000

Issuance of common
  stock in October 2000
  for payment on loans
  payable at $0.001
  per share                  200,000         200         -             -            -            -             -               200

Stock options exercised
  at an average of $0.10
  per share in exchange
  for consulting fees      2,230,000       2,230      222,770          -            -            -             -           225,000

Stock options exercised
  at an average of $0.14
  per share in exchange
  for cash                 1,325,000       1,325      179,925          -            -            -             -           181,250

Loss for the year ended
  June 30, 2001                 -           -            -             -            -        (151,401)         -          (151,401)

Foreign currency
  translation loss              -           -            -             -            -            -              (60)           (60)
                         -----------   ---------   ----------   -----------   ----------   ----------   -----------     ----------

Balance, June 30, 2001    16,470,000      16,470      581,480          -            -        (452,566)         (246)       145,138

Common stock issued
  in merger with
  Q-Presents, Inc. at
  $0.35 per share          6,000,000       6,000    2,094,000          -            -            -             -         2,100,000

Common stock cancelled
  as part of merger
  with Q-Presents,
  Inc.                   (10,200,000)    (10,200)      10,200          -            -            -             -              -

Stock options exercised
  at an average of $0.175
  per share in exchange
   for cash                  572,000         572      112,428          -            -            -             -           113,000

Issuance of common stock
  in December 2001 for
  cash at $0.001 per
  share                      890,000        890          -             -            -            -             -               890

Issuance of common stock
  in exchange for
  services at $0.005
  per share               2,945,000       2,945        11,780          -            -            -             -            14,725

Stock options issued
  for compensation
  in December 2001             -           -             -             -          10,400         -             -            10,400

Issuance of common stock
  in January and March
  2002 for cash at an
  average of $0.15
  per share                 660,000         660        30,840          -            -            -             -            31,500

Issuance of stock
  warrants attached
  to promissory notes
  in May 2002                  -           -             -             -           4,000         -             -             4,000

Issuance of common stock
  in May and June
  2002 for cash at an
  average of $0.12
  per share                 366,667         367        52,133          -            -            -             -            52,500

Foreign currency
  translation gain             -           -            -              -            -            -              246            246

Loss for the year
  ended June 30, 2002          -            -           -              -            -        (238,921)         -          (238,921)
                         -----------   ---------   ----------   -----------   ----------   ----------   -----------     ----------

Balance, June 30, 2002    17,703,667   $  17,704   $2,892,861   $      -      $   14,400   $ (691,487)  $      -        $2,233,478
                         ===========   =========   ==========   ===========   ==========   ==========   ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             December 12,
                                                                                                 1997
                                                                                              (Inception)
                                                Year Ended             Year Ended               Through
                                                  June 30,               June 30,               June 30,
                                                    2002                   2001                   2002
                                               -------------          -------------           -------------
Cash Flows From Operating Activities:
   Net loss                                    $    (238,921)         $    (151,400)          $    (691,487)
   Adjustments to reconcile net loss
     to net cash used by operating activities:
   Depreciation and amortization                      19,464                  1,637                  23,098
   Loss on impairment                                   -                    65,160                  65,160
   Gain on forgiveness of debt                          -                   (25,000)                (25,000)
   Services provided in exchange for stock            14,725                   -                     24,725
   Stock issued in exchange for payables                -                      -                     10,000
   Stock options issued for compensation              14,400                   -                     14,400
   Discount on note payable                           (2,000)                  -                     (2,000)
   Changes in assets and liabilities:
     Other assets                                       -                      -                    (60,000)
     Accounts receivable, related party              (26,000)                  -                    (26,000)
     Accounts payable                                    123                 39,500                  85,124
     Accrued expenses                                    690                   -                    155,690
                                               -------------          -------------           -------------
   Net cash used by operating activities            (217,519)               (70,103)               (426,290)
                                               -------------          -------------           -------------

Cash Flows From Investing Activities:
   Changes to property and equipment                   1,059                   -                     (8,926)
   Decrease (increase) in loans receivable              -                  (140,000)               (140,000)
   Cash from merger acquisition                        9,093                   -                      9,093
                                               -------------          -------------           -------------
   Net cash provided (used) by investing
     activities                                       10,152               (140,000)               (139,833)
                                               -------------          -------------           -------------

Cash Flows From Financing Activities:
   Proceeds from related party loans                    -                     1,500                   3,600
   Payment on related party loans                     (1,500)                (3,400)                 (3,400)
   Proceeds from promissory notes                     30,000                   -                     30,000
   Issuance of stock                                 197,890                191,250                 560,640
                                               -------------          -------------           -------------
   Net cash provided by financing activities         226,390                189,350                 590,840
                                               -------------          -------------           -------------

Net increase (decrease) in cash and cash
  equivalents                                         19,023                (20,753)                 24,717

   Foreign currency translation gain (loss)              246                    (60)                   -

Cash and cash equivalents, beginning of period         5,448                 26,261                    -
                                               -------------          -------------           -------------

Cash and cash equivalents, end of period       $      24,717          $       5,448           $      24,717
                                               =============          =============           =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest expense paid                       $        -             $        -              $        -
                                               =============          =============           =============
   Income taxes paid                           $        -             $        -              $        -
                                               =============          =============           =============

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
   Services exchanged for common stock         $      14,725          $        -              $      24,725
   Subscribed stock in exchange for payables   $        -             $        -              $      10,000
   Payables exchanged for shares of stock      $        -             $     160,000           $     160,000
   Stock issued in payment of loans payable    $        -             $         200           $         200
   Stock issued for accrued consulting fees    $        -             $      65,000           $      65,000
   Stock options issued for compensation       $      14,400          $        -              $      14,400
   Stock issued for subsidiary                 $   2,100,000          $        -              $   2,100,000
   Website acquired through merger             $     145,979          $        -              $     145,979


   The accompanying notes are an integral part of these financial statements.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                                    June 30, 2002



NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Reward Enterprises, Inc. (hereinafter "the Company"), was incorporated on December 12, 1997, under the laws of the State of Nevada primarily for the purpose of offering interactive online internet entertainment and game playing. On August 15, 2001, the Company entered into a merger agreement with Q Presents, Inc., which was incorporated in the state of California for the purpose of providing innovative event management and marketing automation solutions to take advantage of the meeting, hotel, trade show and convention industries. At the time of the merger, the Company changed its focus to match that of Q Presents, Inc.

The Company will generate revenue through licensing its "Q" automated event management services and related supported offerings; licensing its intranet and online services; sales of dedicated advertising; sales of related merchandise; and its promotion and publicity services.

Since the merger, the Company has focused on the development of its business plan. The Company's new management has recently entered into the specialized international communications market to provide international voice, internet access, and global network services to corporate clients, communication carriers and internet service providers. The Company will utilize the web based platform that was originally intended as an event registration and automation solution for its telecommunication business.

The Company's year end is June 30.


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

Basic and Diluted Loss Per Share
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per-share were the same, as the inclusion of common stock equivalents would be anti-dilutive.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                                    June 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred net losses of $238,921 for the year ended June 30, 2002. The Company is currently putting technology in place that will, if successful, mitigate this factor that raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

At June 30, 2002, the Company had net deferred tax assets of approximately $169,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $691,000, which expire in the year through 2022.

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

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                                    June 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impaired Asset Policy
---------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

The Company has recorded an impairment to its software license website and computer hardware of $65,160 during the year ended June 30, 2001, effectively reducing the recorded amount of these assets to $1,191 at June 30, 2001. As of June 30, 2002, the Company had not impaired any other assets.

Web Site Development
--------------------
The Company has adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with this adoption, the Company has capitalized web site development costs. During the year ended June 30, 2002, the Company capitalized $145,979 for web site development costs, which were acquired in the merger. In November 2001, the Company began amortizing the web site costs using the straight-line method over a five year expected life for a total amortization of $19,464 at June 30, 2002.

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

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                                    June 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (Continued)
----------------------------------
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Compensated Absences
--------------------
The Company currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.

Accounting Pronouncements
-------------------------
In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146," Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement , and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements.
FASB No. 44, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the reclassification of debt forgiveness for the year ended June 30, 2001.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                                    June 30, 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (Continued)
-------------------------------------
In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings at June 30, 2002.

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

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Q Presents, Inc., after elimination of the intercompany accounts and transactions.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                                    June 30, 2002



NOTE 3 - ACQUISITIONS

On August 15, 2001, Reward Enterprises, Inc. acquired Q Presents, Inc. with the issuance of 6,000,000 shares of common stock in exchange for all of the outstanding common stock of Q Presents, Inc. This transaction had an accounting date of August 31, 2001, which was the date that the transaction was final. The value of the stock issued at the fair market price of $0.35 per share was $2,100,000.

The purchase price of Q Presents, Inc. was $2,100,000, determined by the fair market value of Reward's stock. The net book deficit of assets acquired was $105,588. The assets and liabilities acquired were as follows as of August 31, 2001:


                     Cash in bank                       $    9,093
                     Accounts receivable officer                96
                     Website                                43,000
                                                        ----------
                        Total Assets                    $   52,189
                                                        ==========


                     Accounts payable                   $   15,169
                     Interest payable to Reward              2,601
                     Note payable to Reward                140,000
                                                        ----------
                        Total Liabilities                  157,777
                                                        ==========

                     Liabilities in excess of assets    $  105,588
                                                        ==========

After the elimination of $2,601 of interest owed between the companies, as part of the acquisition transaction, $102,987 was allotted to the value of the website based upon costs expensed during the website's development. The balance of the purchase price was allocated to goodwill that was acquired in the merger. Pursuant to the acquisition, Q Presents, Inc. became a wholly owned subsidiary of the Company.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment for purposes of computing depreciation is five years. The computer equipment in the Company's Vancouver office was abandoned when the Company moved to the Q Presents offices in California. The Company deemed this remaining book value of $1,059 to be an office expense for the quarter ending September 30, 2001.

Depreciation expense of $132 has been recognized for the period ended June 30, 2002.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                                    June 30, 2002


NOTE 5 - GOODWILL

The Company acquired goodwill in the acquisition of Q Presents, Inc. (See Note
3). This goodwill will be accounted for in accordance with SFAS No. 142 (See
Note 2). The Company will periodically review this asset for possible impairment. At June 30, 2002 it was determined the asset was not impaired.


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

At June 30, 1999, $10,000 in stock subscriptions was receivable. During the year ended June 30, 2000, these subscriptions were satisfied.

During October 2000, 10,000,000 common stock shares were issued at $0.001 per share for cash proceeds of $10,000 which gave the officer involved a 64% ownership in the Company. An additional 200,000 common stock shares were issued at $0.001 per share to satisfy a note payable. The 10,200,000 shares issued in these transactions were cancelled in accordance with the terms of the agreement to acquire Q Presents, Inc. (See Note 3).

During December 2000, stock options were exercised in exchange for consulting fees payable. These stock options were exercised, resulting in 1,600,000 common stock shares being issued in exchange for satisfying $160,000 in consulting fees payable.

In 2001, 1,955,000 options for common stock were exercised. One million of the options were for cash at $0.10 per share. Another 325,000 of the options were for cash at $0.25 per share, and the remaining 630,000 options were for director services at $0.10 per share.

In August 2001, the Company issued 6,000,000 shares of common stock in its acquisition of Q Presents, Inc. (See Note 3).

Between October and December 2001, 572,000 options for common stock were exercised. Two hundred thousand of the options were for cash at $0.10 per share and 372,000 options were for cash at $0.25 per share for which the Company received $103,000.

In December 2001, the Company issued an additional 890,000 shares of common stock to twelve investors in consideration of $890.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                                    June 30, 2002


NOTE 6 - COMMON STOCK (Continued)

Between January and March 2002, the Company issued an additional 660,000 shares of common stock to three investors in consideration of $31,500.

In April 2002, the Company issued 2,945,000 shares of common stock for services in the amount of $14,725.

In May and June of 2002, the Company issued 366,667 shares of common stock for cash in the amount of $52,500.


NOTE 7-STOCK OPTIONS AND WARRANTS

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

The Company entered into consulting agreements with three directors of the Company, whereby two of the directors would each receive $5,000 per month and 1,000,000 common stock options (with half exercisable at $0.10 per share and half exercisable at $0.25 per share) and the other director would receive $2,500 per month and 500,000 common stock options (with half exercisable at $0.10 per share and half exercisable at $0.25 per share). These consulting agreements were terminated effective October 31, 2000. All options related to these agreements expire April 30, 2009. At March 2001, a total of 630,000 options were exercised in exchange for accrued consulting fees due to them of $65,000.

On October 16, 2000, the Company adopted the 2000 Stock Option Plan, a non-qualified plan, that allows the Company to distribute up to 7,000,000 shares of common stock to directors, officers and employees. Stock options of 200,000 were granted to a consultant. The exercise price of these options is $0.10 per share for the first 100,000 options and $0.25 per share for the balance of 100,000 options. These options will expire September 30, 2009. During November 2000, 2,230,000 options were granted with an exercise price of $0.10 per share, in settlement of consulting fees with an expiration date of April 30, 2001. During the year ending June 30, 2001 a total of 3,455,000 options were exercised.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: Risk-free interest rate of 5% and expected life of ten years. A minimum volatility of 30% was used and resulted in no adjustment to compensation.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                                    June 30, 2002


NOTE 7-STOCK OPTIONS AND WARRANTS (Continued)

Between October and December 2001, options to purchase 572,000 shares of common stock were exercised and the Company received $103,000.

In December 2001, as part of the employment agreements with Mr. Edward Withrow III and Mr. Warren K. Withrow, the Company issued stock options for 1,000,000 shares with exercised prices of $0.04 per share and 400,000 shares with exercised prices of $0.10 per share. The Black-Scholes option price calculation of the fair value of these options is $10,400, based upon a risk-free interest rate of 5%, volatility of 30% and a term of 10 years.

The Company signed an agreement with SBI USA a member of Softbank Investment Group in February, 2002. (See Note 10). This agreement included 3,000,000 warrants for purchase of 3,000,000 shares of common stock with exercise prices of $0.50, $0.75, and $1.00 per share. In May of 2002, the Company attached 500,000 warrants for an equal number of shares of common stock to promissory notes that were issued. (See Note 10). The warrants have exercise prices from $0.05 to $0.10 per share. The Company also attached 40,000 warrants to various issuances of common stock in June 2002. The holders of the warrants may purchase an equal number of common stock shares at exercise prices from $0.25 to $0.45 per share. These warrants were valued using the Black-Scholes option price calculator using a risk-free interest rate of two percent, volatility of 70%, a term of one year, and either an equity price of $0.05 or $0.12 depending on the date of issuance. It was determined that the 400,000 warrants attached to one of the promissory notes had a value of $4,000.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                                    June 30, 2002



NOTE 7-STOCK OPTIONS AND WARRANTS (Continued)

Following is a summary of the Company's stock options:

                                                                      Weighted
                                                      Number           Average
                                                        Of            Exercise
                                                      Shares            Price
                                                   ------------     ------------
           Outstanding at 7-1-2000                   2,500,000         $ 0.18
           Granted                                   2,330,000           0.10
           Exercised                                (3,455,000)          0.11
           Forfeited                                      -               -
                                                   ------------     ------------
           Outstanding at 6-30-2001                  1,375,000         $ 0.18
                                                   ============     ============

           Options exercisable at 6-30-2001            650,000
                                                   ============

           Outstanding at 6-30-2001                  1,375,000         $ 0.18
           Granted                                   1,400,000           0.06
           Exercised                                  (572,000)          0.20
           Forfeited                                  (400,000)          0.25
                                                   ------------     ------------
           Outstanding at 6-30-2002                  1,803,000         $ 0.10
                                                   ============     ============

           Options exercisable at 6-30-2002          1,803,000
                                                   ============
           Weighted average fair value of options granted
            during the year ended June 30, 2002                        $ 0.01
                                                                    ============

NOTE 8 - RELATED PARTIES

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company's directors and stockholders. (See Note 6). Until October 2001, an associate of a director of the Company provided office space to the Company in exchange for services provided by the director. The value of this space was considered to be $2,000 per month and was considered to be a loan from the director at that time.

In September 2001, the Company's board of directors approved consulting agreements with Edward W. Withrow III and Warren K. Withrow for consulting/employment agreements paying them each $3,500 cash per month and options to purchase up to 1,800,000 shares of common stock. These options were subsequently reduced to 700,000 shares in December 2001 and the cash value of services was increased to $10,000 per month, which was to begin until April 2002, however, as of June 30, 2002 no compensation has been paid, and the agreements are being renegotiated.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                                    June 30, 2002



NOTE 8 - RELATED PARTIES (Continued)

During the year ended June 30, 2002 the Company extended salary draws to officers for a total of $26,000. The Company has yet to finalize compensation agreements with its officers, but has plans to do so in the very near future.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

As further consideration for the rights granted under the aforementioned software license, the Company was obligated to pay royalties based on gross revenue. Although the term of the agreement was originally two years, commencing June 15, 1999, this agreement was terminated on April 5, 2001. There are no further obligations to either party in connection with the royalty agreement.

In September 2001, the Company also entered into a letter of intent with Live Media Events, Inc. On January 10, 2002 the Company and Live Media Events, Inc. entered into a Cancellation and Mutual Release Agreement on the aforementioned letter of intent.

In February 2002 the Company entered into a non-exclusive financial advisory contract with SBI USA a member of Softbank Investment Group. In consideration for the services of SBI, the Company is obligated to pay a $12,500 retainer which becomes due and payable upon funding the Company's $500,000 promissory note. The Company also granted common stock warrants pursuant to this agreement. (See Note 7). At June 30, 2002 the Company has not paid any of the retainer, and has not received any funding from the issuance of the aforementioned promissory note.


NOTE 10 - LOANS PAYABLE

From time to time the Company receives funds from related parties in the form of loans. These are recorded as unsecured, non-interest bearing, short-term loans, payable upon demand. At June 30, 2002 there were no related party loans outstanding.

The Company issued two convertible promissory notes for a total of $30,000 in May of 2002. Both notes bear interest of 20%. The notes both had warrants attached, see Note 7, and were convertible into common stock within 60 and 90 days of issuance. Neither note was converted. Under the terms of the original notes, the notes were payable on or before either 60 or 90 days from issuance. The $20,000 note is in default, and began accruing interest at 25% in July 2002. The terms of the $10,000 note were extended to December 31, 2002. The $4,000 value of the warrants on the $20,000 note resulted in that note being issued at a discount which will be amortized over the life of the original note. A total of $2,000 was amortized against the discount and a total of $690 was accrued as interest on these notes at June 30, 2002.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                                    June 30, 2002



NOTE 11 - NOTES RECEIVABLE

During the quarter ended June 30, 2001, the Company loaned a total of $140,000 to Q Presents, Inc. The stated interest rate is the discount rate plus 2%. This has been eliminated in the consolidation as part of the acquisition of Q Presents, Inc. As of June 30, 2002 there has been $9,850 in interest accrued between the Companies that was eliminated in the consolidation.


NOTE 12 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange loss of $60 for the period ended September 30, 2000 and none for the period ending June 30, 2002. The Company records the periodic net effect of foreign currency translation transactions in the Statement of Stockholders' Equity.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                         PROFORMA COMBINED FINANCIAL STATEMENTS
                                      June 30, 2002


The following proforma combined financial statements reflect the acquisition of 100% of the common stock of Q Presents, Inc. (hereinafter Q Presents) by the Company as of August 31, 2001. This transaction involves the exchange of 6,000,000 shares of common stock for 1,000 common stock shares of Q Presents which were issued and outstanding.

The proforma financial statements have been prepared utilizing the historical financial statements of the Company and Q Presents and should be read in conjunction with the separate historical financial statements and notes thereto of these companies for the respective periods presented.

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

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                                 PROFORMA BALANCE SHEET
                                      June 30, 2001
                                       (Unaudited)

                                                   REWARD              Q PRESENTS            ELIMINATIONS           TOTAL
                                               -------------          -------------          -------------       -------------
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                $       5,448          $      34,955          $        -          $      40,403
      Accounts receivable, related party                -                        96                   -                     96
      Notes receivable                               140,000                   -    b.            (140,000)               -
                                               -------------          -------------          -------------       -------------
        TOTAL CURRENT ASSETS                         145,448                 35,051               (140,000)             40,499
                                               -------------          -------------          -------------       -------------

   PROPERTY AND EQUIPMENT
     Computer hardware                                 1,985                   -                      -                  1,985
     Website                                            -                    23,000 a.             100,673             123,673
     Accumulated depreciation and amortization          (794)                  -                      -                   (794)
                                               -------------          -------------          -------------       -------------
        TOTAL PROPERTY AND EQUIPMENT                   1,191                 23,000                100,673             124,864
                                               -------------          -------------          -------------       -------------

   OTHER ASSETS
     Goodwill                                           -                      -    a.           2,100,000           2,100,000
                                               -------------          -------------          -------------       -------------

        TOTAL ASSETS                           $     146,639          $      58,051          $   2,060,673       $   2,265,363
                                               -------------          -------------          -------------       -------------

LIABILITIES & STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable                          $        -             $      18,724          $        -          $      18,724
     Notes payable                                      -                   140,000 b.            (140,000)               -
     Loans payable, related party                      1,500                   -                      -                  1,500
                                               -------------          -------------          -------------       -------------
        TOTAL CURRENT LIABILITIES                      1,500                158,724               (140,000)             20,224
                                               -------------          -------------          -------------       -------------

   COMMITMENTS AND CONTINGENCIES                        -                     -                       -                   -

   STOCKHOLDERS' EQUITY
     Common stock                                     16,470                 1,000 a.              (10,200)             12,270
                                                       -                      -    a.               (1,000)               -
                                                       -                      -    a.                6,000                -
                                                       -                      -    a.               10,200                -
     Additional paid-in capital                     581,480                   -    a.            2,094,000           2,685,680
     Accumulated deficit during
       development stage                           (452,565)              (101,673)a.              101,673            (452,565)
     Accumulated other comprehensive loss              (246)                  -                       -                   (246)
        TOTAL STOCKHOLDERS' EQUITY                  145,139               (100,673)              2,200,673           2,245,139
                                               -------------          -------------          -------------       -------------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                 $     146,639          $      58,051          $   2,060,673       $   2,265,363
                                               =============          =============          =============       =============

        See the accompanying notes of these financial statements.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                PROFORMA STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                Year Ended June 30, 2001
                                       (Unaudited)

                                                                      Q PRESENTS
                                                                     March 31, 2001
                                                                      (Inception)
                                                                        Through
                                                  REWARD              June 30, 2001          ELIMINATIONS            TOTAL
                                               -------------          -------------          -------------       -------------
R E V E N U E S                                $        -             $        -             $        -          $        -
                                               -------------          -------------          -------------       -------------

E X P E N S E S
   Consulting fees                                    53,138                   -                      -                 53,138
   Research and development                             -                    59,098                   -                 59,098
   General and administrative                         15,254                 18,640                   -                 33,894
   Legal and professional fees                        37,075                  7,000                   -                 44,075
   Travel and entertainment                            4,136                   -                      -                  4,136
   Depreciation                                        1,637                   -                      -                  1,637
   Loss on impairment of asset                        65,160                   -                      -                 65,160
                                               -------------          -------------          -------------       -------------
     TOTAL OPERATING EXPENSES                        176,400                 84,738                   -                261,138
                                               -------------          -------------          -------------       -------------

OTHER INCOME AND EXPENSE
   Gain from debt forgiveness                        (25,000)                  -                      -                (25,000)
                                               -------------          -------------          -------------       -------------
     TOTAL OTHER INCOME (EXPENSE)                    (25,000)                  -                      -                (25,000)
                                               -------------          -------------          -------------       -------------

LOSS BEFORE INCOME TAXES                            (151,400)               (84,738)                  -               (236,138)

INCOME TAXES                                            -                      -                      -                   -
                                               -------------          -------------          -------------       -------------

NET LOSS                                            (151,400)               (84,738)                  -               (236,138)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation loss                     (60)                  -                      -                    (60)
                                               -------------          -------------          -------------       -------------

COMPREHENSIVE LOSS                             $    (151,460)         $     (84,738)         $        -          $    (236,198)
                                               =============          =============          =============       =============

        See the accompanying notes of these financial statements.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                     STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                Year Ended June 30, 2002
                                        (Unaudited)

                                                   REWARD              Q PRESENTS            ELIMINATIONS           TOTAL
                                               -------------          -------------          -------------       -------------
      Cash and cash equivalents                $       5,448          $      34,955          $        -          $      40,403
R E V E N U E S                                $        -             $        -             $        -          $        -
                                               -------------          -------------          -------------       -------------

E X P E N S E S
   Research and development                           62,330                 21,000                   -                 83,330
   General and administrative                         45,491                 14,562                   -                 60,053
   Legal and professional fees                        61,445                   -                      -                 61,445
   Travel and entertainment                           11,807                   -                      -                 11,807
   Depreciation                                       19,596                   -                      -                 19,596
                                               -------------          -------------          -------------       -------------
     TOTAL OPERATING EXPENSES                        200,669                 35,562                   -                236,231
                                               -------------          -------------          -------------       -------------

OTHER INCOME AND EXPENSE
   Interest income                                    (9,490)                  -    b.               9,490                -
   Interest expense                                    2,690                  9,490 b.              (9,490)              2,690
                                               -------------          -------------          -------------       -------------
     TOTAL OTHER (INCOME) EXPENSE                     (6,800)                 9,490                   -                  2,690
                                               -------------          -------------          -------------       -------------

LOSS FROM OPERATIONS                                (193,869)               (45,052)                  -               (238,921)

INCOME TAXES                                            -                      -                      -                   -
                                               -------------          -------------          -------------       -------------

NET LOSS                                            (193,869)               (45,052)                  -               (238,921)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain                     246                   -                      -                    246
                                               -------------          -------------          -------------       -------------

COMPREHENSIVE LOSS                                  (193,623)         $     (45,052)         $        -          $    (238,675)
                                               =============          =============          =============       =============

        See the accompanying notes of these financial statements.

                                REWARD ENTERPRISES, INC.
                             (A Development Stage Company)
                   NOTES TO THE PROFORMA COMBINED FINANCIAL STATEMENTS
                                      June 30, 2002


The proceeding proforma information has eliminations for activities of the Companies prior to the acquisition and the effect of the acquisition on the combined financial information.

The adjustments marked with an (a.) represents the eliminations from the acquisition of Q Presents, Inc. and the value of the business combination accounted for under the purchase method.

The adjustments marked with a (b.) represents the elimination of intercompany borrowing and the resulting interest income and expense.