Form 10QSB
period 2002-09-30
REWARD ENTERPRISES INC
filed 2002-11-15
CIK 1067342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10QSB

[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2002

OR

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) ) OF THE
EXCHANGE ACT

For the transition period from _________ to ________
.

COMMISSION FILE NUMBER 000-27259

REWARD ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0203927
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1327 Ocean Avenue, Suite M, Santa Monica, California 90401
(Address of principal executive offices)

(310) 395-5374
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,997,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

     REWARD ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	June 30,
	(Unaudited)	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,887	$24,717
Accounts receivable, related party	26,000	26,000

TOTAL CURRENT ASSETS	38,887	50,717

PROPERTY AND EQUIPMENT
Website	145,979	145,979
Accumulated depreciation and amortization	(26,763)	(19,464)

TOTAL PROPERTY AND EQUIPMENT	119,216	126,515

OTHER ASSETS
Goodwill	2,100,000	2,100,000

TOTAL ASSETS	$2,258,103	$2,277,232

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$21,620	$15,064
Interest payable	2,202	690
Notes payable	30,000	28,000

TOTAL CURRENT LIABILITIES	53,822	43,754

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized,
$0.001 par value; 17,997,000 and 17,703,667 shares
issued and outstanding, respectively	17,997	17,704
Additional paid-in capital	2,931,068	2,892,861
Stock options	14,400	14,400
Accumulated deficit during development stage	(759,184)	(691,487)

TOTAL STOCKHOLDERS' EQUITY	2,204,281	2,233,478

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,258,103	$2,277,232

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					December 12,
					1997
		Three Months		Three Months	(Inception)
		Ended		Ended	Through
		September 30,		September 30,	September 30,
		2002		2001	2002
		(Unuadited)		(Unaudited)	(Unaudited)

R E V E N U E S		$-		$-	$-

E X P E N S E S
Consulting fees		-		-	267,138
Compensation		21,000		-	21,000
General and administrative		19,435		14,038	103,130
Legal and professional fees		6,500		18,919	162,828
Travel and entertainment		8,201		-	43,117
Depreciation and amortization		7,299		132	30,529
Research and development		1,750		8,000	85,080
Loss on impairment of asset		-		-	65,160

TOTAL OPERATING EXPENSES		64,185		41,089	777,982

OTHER INCOME AND EXPENSE
Interest expense		3,512		-	6,202
Gain from debt forgiveness		-		-	(25,000)

TOTAL OTHER EXPENSE		3,512		-	(18,798)

LOSS BEFORE INCOME TAXES		(67,697)		(41,089)	(759,184)

PROVISION FOR TAXES		-		-	-

NET LOSS		$(67,697)		$(41,089)	$(759,184)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING		17,927,000		15,070,000

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock				Stock	Accumulated
					Options	Deficit During	Total
	Number		Additional	Subscriptions	and	Development	Stockholders'
	of Shares	Amount	Paid-in	Receivable	Warrants	Stage	Equity

Issuance of common stock in April 1998
for services valued at $0.01 per share	1,000,000	$1,000	$9,000	$(10,000)	$-	$-	$-

Net loss for period ending June 30, 1998	-	-	-	-	-	(10,000)	(10,000)

Balance, June 30, 1998	1,000,000	1,000	9,000	(10,000)	-	(10,000)	(10,000)

Issuance of common stock in May 1999
for cash at an average of $0.10 per share	1,715,000	1,715	169,785	-	-	-	171,500

Net loss for year ending June 30, 1999	-	-	-	-		(62,506)	(62,506)

Balance, June 30, 1999	2,715,000	2,715	178,785	(10,000)	-	(72,506)	98,994

Payables provided for stock subscription	-	-	-	10,000	-	-	10,000

Net loss for year ending June 30, 2000	-	-	-	-	-	(228,659)	(228,659)

Balance, June 30, 2000	2,715,000	2,715	178,785	-	-	(301,165)	(119,665)

Issuance of common stock in October 2000
for cash at $0.001 per share	10,000,000	10,000	-	-	-	-	10,000

Issuance of common stock in October 2000
for payment on loans payable at
$0.001 per share	200,000	200	-	-	-	-	200

Stock options exercised at an average of $0.10
per share in exchange for consulting fees	2,230,000	2,230	222,770	-	-	-	225,000

Stock options exercised at an average of $0.14
per share in exchange for cash	1,325,000	1,325	179,925	-	-	-	181,250

Net loss for the year ended June 30, 2001	-	-	-	-	-	(151,401)	(151,401)

Balance, June 30, 2001	16,470,000	16,470	581,480	-	-	(452,566)	145,384

Common stock issued in merger with
Q-Presents, Inc. at $0.35 per share	6,000,000	6,000	2,094,000	-	-	-	2,100,000

Common stock cancelled as part of
merger with Q-Presents, Inc.	(10,200,000)	(10,200)	10,200	-	-	-	-

Stock options exercised at an average of $0.175
per share in exchange for cash	572,000	572	112,428	-	-	-	113,000

Issuance of common stock in December 2001
for cash at $0.001 per share	890,000	890	-	-	-	-	890

Issuance of common stock in exchange
for services at $0.005 per share	2,945,000	2,945	11,780	-	-	-	14,725

Stock options issued for compensation
in December 2001	-	-	-	-	10,400	-	10,400

Issuance of common stock in January and March
2002 for cash at an average of $0.15 per share	660,000	660	30,840	-	-	-	31,500

Issuance of stock warrants attached to
promissory notes in May 2002	-	-	-	-	4,000	-	4,000

Issuance of common stock in May and June
2002 for cash at an average of $0.12 per share	366,667	367	52,133	-	-	-	52,500

Net loss for the year ended June 30, 2002	-	-	-	-	-	(238,921)	(238,921)

Balance, June 30, 2002	17,703,667	17,704	2,892,861	-	14,400	(691,487)	2,233,478

Issuance of common stock in July and September							-
2002 for cash at an average of $0.12 per share	293,333	293	38,207	-	-	-	38,500

Net loss for the period ended September 30, 2002	-	-	-	-	-	(67,697)	(67,697)

Balance, September 30, 2002 (Unaudited)	17,997,000	$17,997	$2,931,068	$-	$14,400	$(759,184)	$2,204,281

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 12,
			1997
	Three Month	Three Month	(Inception)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2002	2001	2002
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,697)	$(41,089)	$(759,184)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	7,299	132	30,397
Loss on impairment	-	-	65,160
Gain on forgiveness of debt	-	-	(25,000)
Services provided in exchange for stock	-	-	24,725
Stock issued in exchange for payables	-	-	10,000
Stock options issued for compensation	-	-	14,400
Discount on note payable	2,000	-	-
Changes in assets and liabilities:
Other assets	-	-	(60,000)
Accounts receivable, related party	-	-	(26,000)
Accounts payable	6,556	31,770	91,680
Accrued expenses	1,512	-	157,202

Net cash used by operating activities	(50,330)	(9,187)	(476,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes to property and equipment	-	1,059	(8,926)
Decrease (increase) in loans receivable	-	-	(140,000)
Cash from merger acquisition	-	4,094	9,093

Net cash provided (used) by investing activities	-	5,153	(139,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	-	-	3,600
Payment on related party loans	-	-	(3,400)
Proceeds from promissory notes	-	-	30,000
Issuance of stock	38,500	-	599,140

Net cash provided by financing activities	38,500	-	629,340

Net increase (decrease) in cash and cash equivalents	(11,830)	(4,034)	12,887

Cash and cash equivalents, beginning of period	24,717	5,448	-

Cash and cash equivalents, end of period	$12,887	$1,414	$12,887

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-	$-

Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Services exchanged for common stock	$-	$-	$14,725
Subscribed stock in exchange for payables	$-	$-	$10,000
Payables exchanged for shares of stock	$-	$-	$160,000
Stock issued in payment of loans payable	$-	$-	$200
Stock issued for accrued consulting fees	$-	$-	$65,000
Stock options issued for compensation	$-	$-	$14,400
Stock issued for subsidiary	$-	$2,100,000	$2,100,000
Website acquired through merger	$-	$-	$145,979

The accompanying notes are an integral part of these financial statements.

     REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2002

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Reward Enterprises, Inc. (hereinafter “the Company”), was incorporated on December 12, 1997, under the laws of the State of Nevada primarily for the purpose of offering interactive online internet entertainment and game playing. On August 15, 2001, the Company entered into a merger agreement with Q Presents, Inc., which was incorporated in the State of California for the purpose of providing innovative event management and marketing automation solutions to take advantage of the meeting, hotel, trade show and convention industries. At the time of the merger, the Company changed its focus to match that of Q Presents, Inc.

The Company expects to generate revenue through licensing its “Q” automated event mana gement services and related supported offerings; licensing its intranet and online services; sales of dedicated advertising; sales of related merchandise; and its promotion and publicity services.

Since the merger, the Company has focused on the developme nt of its business plan. The Company’s new management has recently entered into the specialized international communications market to provide international voice, internet access, and global network services to corporate clients, communication carriers and internet service providers. The Company will utilize the web based platform that was originally intended as an event registration and automation solution for its telecommunication business.

The Company’s year end is June 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Reward Enterprises, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual method of accounting.

Basic and Diluted Loss Per Share
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss pershare were the same, as the inclusion of common stock equivalents would be anti-dilutive.

     REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $67,697 for the period ended September 30, 2002, and has no revenue. The Company is currently putting technology in place that will, if successful, mitigate this factor that raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Interim Financial Statements
The interim financial statements for the period ended September 30, 2002 included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2002, the Company had net deferred tax assets of approximately $185,000 principally arising from net operating loss carryforwards for income tax purposes, and a $14,400 book-tax difference related to stock options issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002.

     REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes (Continued)
At September 30, 2002, the Company has net operating loss carryforwards of approximately $740,000, which expire in the years through 2022.

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

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This new standard establishes a single accounting model for long- lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long- lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2002.

The Company has recorded an impairment to its software license website and computer hardware of $65,160 during the year ended June 30, 2001, effectively reducing the recorded amount of these assets to $1,191 at June 30, 2001. As of September 30, 2002, the Company had not deemed any of its other assets to be impaired.

Web Site Development
The Company has adopted SOP 98-1 as amplified by EITF 00-2, “Accounting for Web Site Development Costs.” In accordance with this adoption, the Company has capitalized website development costs. During the year ended June 30, 2002, the Company capitalized $145,979 of website development costs, which were acquired in the August 15, 2001 merger. In November 2001, the Company began amortizing the web site costs using the straight- line method over a five year expected life for a total amortization expense of $7,299 at September 30, 2002.

     REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (Continued)
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At September 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Compensated Absences
The Company currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.

Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146,” Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective December 31, 2002, with early adoption encouraged. The impact on the Company’s financial position or results of operations from adopting SFAS No. 146 has not been determined.

     REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (Continued)
In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 44, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB 64, which amended FASB 44, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale- leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the reclassification of debt forgiveness in the year ended June 30, 2001.

In October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long- lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of- interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings at September 30, 2002.

In September 2000, the FASB issued SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (Continued)
SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company’s results of operations or financial position.

Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Q Presents, Inc., after elimination of intercompany accounts and transactions.

NOTE 3 – ACQUISITIONS

On August 15, 2001, Reward Enterprises, Inc. acquired Q Presents, Inc. with the issuance of 6,000,000 shares of common stock in exchange for all of the outstanding common stock of Q Presents, Inc. This transaction had an accounting date of August 31, 2001, which was the date that the transaction was final. The value of the stock issued at the fair market price of $0.35 per share was $2,100,000.

The purchase price of Q Presents, Inc. was $2,100,000, determined by the fair market value of Reward’s stock. The net book deficit of assets acquired was $105,588.

The assets and liabilities acquired were as follows as of August 31, 2001:

Cash in bank	$9,093
Accounts receivable from officer	96
Website	43,000

Total Assets	$52,189

Accounts payable	$15,169
Interest payable to Reward	2,601
Note payable to Reward	140,000

Total Liabilities	157,777

Liabilities in excess of assets	$105,588

     REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2002

NOTE 3 – ACQUISITIONS (Continued)

After the elimination of $2,601 of interest owed between the companies, as part of the acquisition transaction, $102,987 was allotted to the value of the website based upon costs expensed during the website’s development. The balance of the purchase price was allocated to goodwill that was acquired in the merger. Pursuant to the acquisition, Q Presents, Inc. became a wholly owned subsidiary of the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight- line method over the estimated useful lives of the assets. The useful lives of property and equipment for purposes of computing depreciation is five years. The computer equipment in the Company’s Vancouver office was abandoned when the Company moved to the Q Presents offices in California. The Company deemed this remaining book value of $1,059 to be an office expense for the quarter ending September 30, 2001.

NOTE 5 – GOODWILL

The Company acquired goodwill in the acquisition of Q Presents, Inc. (See Note 3). This goodwill will be accounted for in accordance with SFAS No. 142. (See Note 2.) The Company will periodically review this asset for possible impairment. At June 30, 2002 it was determined the asset was not impaired.

NOTE 6 – COMMON STOCK

Upon incorporation, subscriptions for 1,000,000 shares of common stock were issued at $0.01 per share for $10,000. In July 1999, the Company’s board of directors authorized a 1 for 10 reverse stock split. This decreased the number of issued and outstanding shares to 1,000,000 and the par value of the stock to $0.001 per share. All financial statement information herein has been changed to reflect this stock split.

Additional share issuances under Regulation D, Rule 504, include 1,400,000 common shares at $0.01 and 315,000 common shares at $0.50 per share, for total proceeds of $171,500.

At June 30, 1999, $10,000 in stock subscriptions was receivable. During the year ended June 30, 2000, these subscriptions were satisfied.

     REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2002

NOTE 6 – COMMON STOCK (Continued)

During October 2000, 10,000,000 common stock shares were issued at $0.001 per share for cash proceeds of $10,000. This issuance resulted in one of the Company’s officers receiving shares which constituted a 64% ownership in the Company. An additional 200,000 common stock shares were issued at $0.001 per share to satisfy a note payable. The 10,200,000 shares issued in these transactions were subsequently cancelled in accordance with the terms of the agreement to acquire Q Presents, Inc. (See Note 3.)

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

In August 2001, the Company issued 6,000,000 shares of common stock in its acquisition of Q Presents, Inc. (See Note 3.)

Between October and December 2001, 572,000 options for common stock were exercised. Two hundred thousand of the options were for cash at $0.10 per share and 372,000 options were for cash at $0.25 per share for which the Company received $113,000.

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

Between July and September of 2002, the Company issued 293,333 shares of common stock for cash in the amount of $38,500.

     REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2002

NOTE 7—STOCK OPTIONS AND WARRANTS

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

In December 2001, as part of the employment agreements with Mr. Edward Withrow III and Mr. Warren K. Withrow, the Company issued stock options fo r 1,000,000 shares with exercise prices of $0.04 per share and 400,000 shares with exercise prices of $0.10 per share. The Black-Scholes option price calculation of the fair value of these options is $10,400, based upon a risk-free interest rate of 5%, vo latility of 30% and a term of ten years.

     REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2002

NOTE 7—STOCK OPTIONS AND WARRANTS (Continued)

The Company signed an agreement with SBI USA, a member of Softbank Investment Group, in February, 2002. (See Note 10.) This agreement included 3,000,000 warrants for purchase of 3,000,000 shares of common stock with exercise prices of $0.50, $0.75, and $1.00 per share. In May of 2002, the Company attached 500,000 warrants for an equal number of shares of common stock to promissory notes that were issued. (See Note 10.) The warrants have exercise prices from $0.05 to $0.10 per share. The Company also attached 40,000 warrants to various issuances of common stock in June 2002. The holders of the warrants may purchase an equal number of common stock shares at exercise prices from $0.25 to $0.45 per share. These warrants were valued using the Black-Scholes option price calculator using a risk- free interest rate of two percent, volatility of 70%, a term of one year, and either an equity price of $0.05 or $0.12 depend ing on the date of issuance. It was determined that the 400,000 warrants attached to one of the promissory notes had a value of $4,000.

Following is a summary of the Company’s stock options:

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price

Outstanding at 6-30-2001	1,375,000	$0.18
Granted	1,400,000	0.06
Exercised	(572,000)	0.20
Forfeited	(400,000)	0.25

Outstanding at 6-30-2002	1,803,000	$0.10

Options exercisable at 6-30-2002	1,803,000

Weighted average fair value of options granted
during the year ended June 30, 2002		$0.01

Outstanding at 6-30-2002	1,803,000	$0.10
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at 9-30-2002	1,803,000	$0.10

Options exercisable at 9-30-2002	1,803,000

Weighted average fair value of options granted
during the period ended September 30, 2002		-

     REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2002

NOTE 8 – RELATED PARTIES

Certain consultants who received common stock options under the Company’s non-qualified stock option plan are the Company’s directors and stockholders. (See Note 6.) Until October 2001, an associate of a director of the Company provided office space to the Company in exchange for services provided by the director. The value of this space was considered to be $2,000 per month and was considered to be a loan from the director at that time.

In September 2001, the Company’s board of directors approved consulting agreements with Edward W. Withrow III and Warren K. Withrow for consulting/employment agreements providing for payments to each of $3,500 cash per month and options to purchase up to 1,800,000 shares of common stock. These options were subsequently reduced to 700,000 shares in December 2001 and the cash value of services was increased to $10,000 per month, which was to begin in April 2002; however, as of June 30, 2002, no compensation has been paid, and the agreements are being renegotiated.

During the year ended June 30, 2002, the Company extended salary advances to officers for a total of $26,000. The Company has yet to finalize compensation agreements with its officers, but has plans to do so in the very near future. In the period ended September 30, 2002, the Company paid two of its officers a total of $21,000 in compensation

From time to time the Company receives funds from related parties in the form of loans. These are recorded as unsecured, non- interest bearing, short-term loans, payable upon demand. At September 30, 2002, there were no related party loans outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In September 2001, the Company also entered into a letter of intent with Live Media Events, Inc. On January 10, 2002, the Company and Live Media Events, Inc. entered into a cancellation and mutual release agreement on the aforementioned letter of intent.

In February 2002, the Company entered into a non-exclusive financial advisory contract with SBI USA, a member of Softbank Investment Group. In consideration for the services of SBI, the Company is obligated to pay a $12,500 retainer which becomes due and payable upon funding the Company’s $500,000 promissory note. The Company also granted common stock warrants pursuant to this agreement. (See Note 7.) At September 30, 2002, the Company has not paid any of the retainer, and has not received any funding from the issuance of the aforementioned promissory note.

     REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2002

NOTE 10 – LOANS PAYABLE

The Company issued two convertible promissory notes for a total of $30,000 in May 2002. Both notes bear interest at 20%. Both notes had warrants attached, and were convertible into common stock within 60 and 90 days of issuance. Neither note was converted. Under their original terms, the notes were payable on or before either 60 or 90 days from issuance. The $20,000 note is in default, and began accruing interest at 25% in July 2002. The terms of the $10,000 note were extended to December 31, 2002. The $4,000 value of the warrants on the $20,000 note resulted in that note being issued at a discount which will be amortized over the life of the original note. A total of $2,000 was amortized against the discount and a total of $1,512 was accrued as interest on these notes at September 30, 2002.

Item. 2 Management’s Discussion and Analysis or Plan of Operation
THE FOLLOWING ANALYSIS OF THE RESULS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING SEPTEMBER 30, 2002 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S CONSOLIDATED FINANCIALS STATEMENTS, INCLUDING THE NOTES THERETO, CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

Reward Enterprises, Inc. (the "Corporation" or “Reward”) was incorporated in December, 1997 as Sports Entertainment Productions Inc. to pursue opportunities around the world in the Internet based entertainment industry. The name was changed to Reward Enterprises, Inc. in July 1998. Its main objective has been to develop a profitable "Entertainment Mall" through an e-commerce secure "portal." Entertainment options offered would be videos, CDs, virtual casino-style games, free bingo, dice and specialty and interactive video games.

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

In early 2001, the Corporation became aware that it would likely not be able to continue with its efforts to develop an Internet gaming site, primarily as a result of the poor financial conditions in the marketplace. The Board of Directors then commenced a search for a new opportunity that would allow the Corporation to remain active in the Internet sector on a profitable basis. Q Presents, Inc., a Santa Monica, California (hereinafter “QP”) based private corporation, provided an ideal match which on April 12, 2001 resulted in an Acquisition Agreement between Reward and QP. In exchange for all the shares of QP, Reward would issue to QP shareholders a total of 6,000,000 shares of its common stock. Immediately following the issuance of the acquisition shares, the control block of 10,200,000 common stock shares owned by Mr. Robert Dinning and Mr. Brian Doutaz would be cancelled. The Acquisition Agreement was approved by the shareholders of both companies in August, 2001. The control block of 10,200,000 owned by Mr. Robert Dinning and Mr. Brian Doutaz was subseque ntly cancelled and the Corporation issued 6,000,000 shares to QP shareholders. The Company’s definitive proxy statement filed with the SEC on August 8, 2001 and its Form 8-K filed with the SEC on August 20, 2001 are incorporated herein by reference.

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

In September 2001, the Board authorized the Corporation to enter into Consulting Agreements with both Mr. Edward W. Withrow III and Mr. Warren K. Withrow. The proposed Consulting Agreements called for terms of sixty (60) months, compensation of $3,500.00 USD monthly and the issuance of two options to purchase the aggregate of 700,000 shares of the Corporation’s common stock, respectively. The compensation under these agreements have been changed to $10,000 per month, but will not become effective and payable until April 2002. The compensation under these agreements are currently being renegotiated and no compensation has been paid through September 30, 2002. On May 16, 2002 Mr. Warren K. Withrow resigned as an officer and as a director of the Company. On July 1, 2002 Mr. Anand Kumar and Mr. Joseph Vigliarolo joined the Company as President and Chief Financial Officer respectively.

The Corporation’s new Management made the decision to balance its technology-based business model with a complimentary non-technical or “Old Economy” based business. Management made the decision to license the rights to an “Old Economy” business as opposed to creating one internally. New management has recently entered into the specialized international communications market to provide international voice, Internet access and global network services to corporate clients, communication carriers and Internet service providers. The Company will utilize the web-based platform that was originally intended as an event registration and automation solution for its telecommunication business.

RESULTS OF OPERATIONS

There were no revenues in the quarter ending Septemeber 30, 2002.

During the quarter ending Septemeber 30, 2002, the Corporation incurred operating expenses of $64,185 compared to $41,089 for the quarter ending September 30, 2001.

These expenses primarily consisted of professional fees of $6,500, office and administration costs of $19,435, amortization of $7,299, compensation of $21,000 and travel of $8,201.

The Corporation continues to carefully control its expenses, and has limited its debt outstanding as it moves forward with the implementation of its business plan. The Corporation has no employees at the present time and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants. All previous consulting agreements have been terminated and there are no contingent liabilities resulting from this cancellation.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation has to date, financed its development stage by the sale of common stock. At September 30, 2002, the Corporation had 17,997,000 shares of common stock outstanding. During the quarter ended September 30, 2002, the Corporation issued 293,333 shares for $38,500. Cash on hand at September 30, 2002 was $12,887, which is held at the Bank of America in Los Angeles, California.

The Corporation recognizes that it will continue to need additional cash during the next twelve months. There is no assurance that the Corporation will be able to obtain additional capital as required, or obtain the capital on terms and conditions acceptable to it.

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

INFLATION

Inflation has not been a factor during the three months ending September 30, 2002. While inflationary forces are moderately higher than in 2001, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.

PART II – OTHER INFORMATION

Changes in Securities and Use of Proceeds

The Corporation had 17,997,000 shares of common stock issued and outstanding as of September 30, 2002. Of these shares approximately 9,835,000 can only be resold in compliance with Rule 144 limitations, adopted under the Securities Act of 1933 (the “Securities Act”).

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

The issuances discussed under this section are exempted from registration under Rule 504 of the Securities Act (“Rule 504”) or Section 4 (2) of the Securities Act (“Section 4 (2)”), as provided. All purchasers of the following securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sale of securities referred to in this section.

Common Stock

In the three- month period ending September 30, 2002, the Corporation issued 293,333 shares of common stock for $38,500 in cash pursuant to Section 4 (2) to six investors.

Options

No options were granted during the three month period ending September 30,2002

Item 6.

Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended September 30, 2002:

NONE

99.1	Certification of Chief Executive Officer Pursuant to
18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to
18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reward Enterprises, Inc.
(Registrant)
Date: November 12, 2002

/s/ Edward Withrow III

Edward Withrow III Secretary/Treasurer
Chief Executive Officer and a Member
of the Board of Directors

CERTIFICATIONS I, Edward Withrow III, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Reward Enterprises Inc.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Edward Withrow III
----------------------------------
Edward Withrow III, CEO

CERTIFICATIONS I, Joseph Vigliarolo, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Reward Enterprises Inc.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, result s of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Joseph Vigliarolo
----------------------------------
Joseph Vigliarolo, CFO

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Reward Enterprises Inc. (the “Company”) on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, Edward Withrow III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	November 12, 2002	/s/ Edward W. Withrow III
CEO

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Reward Enterprises Inc. (the “Company”) on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, Joseph Vigliarolo, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

3.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
4.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	November 12, 2002	/s/ Joseph Vigliarolo
CFO