Form 10QSB
period 2002-12-31
REWARD ENTERPRISES INC
filed 2003-02-14
CIK 1067342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) ) OF THE EXCHANGE ACT

For the transition period from _________ to ________
.

COMMISSION FILE NUMBER 000-27259

REWARD ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0203927
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1327 Ocean Avenue, Suite M, Santa Monica, California 90401
(Address of principal executive offices)

(310) 395-5374
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,722,000

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

     REWARD ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2002	2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,005	$24,717
Accounts receivable, related party	26,000	26,000

TOTAL CURRENT ASSETS	27,005	50,717

PROPERTY AND EQUIPMENT
Website	145,979	145,979
Telecommunications Equipment	46,800
Accumulated depreciation and amortization	(34,062)	(19,464)

TOTAL PROPERTY AND EQUIPMENT	158,717	126,515

OTHER ASSETS
Goodwill	2,100,000	2,100,000

TOTAL ASSETS	$2,285,722	$2,277,232

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$23,921	$15,064
Interest payable	3,714	690
Due to Joint Venture	100,000
Notes payable	30,000	28,000

TOTAL CURRENT LIABILITIES	157,635	43,754

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized,
$0.001 par value; 18,722,000 and 17,703,667 shares
issued and outstanding, respectively	18,722	17,704
Additional paid-in capital	2,937,593	2,892,861
Stock options	14,400	14,400
Accumulated deficit during development stage	(842,628)	(691,487)

TOTAL STOCKHOLDERS' EQUITY	2,128,087	2,233,478

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,285,722	$2,277,232

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

						December 12,
						1997
		Three Months	Three Months	Six Months	Six Months	(Inception)
		Ended	Ended	Ended	Ended	Through
		December 31,	December 31,	December 31,	December 31,	December 31,
		2002	2001	2002	2001	2002
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

R E V E N U E S		$-	$-	$-	$-	$-

E X P E N S E S
Consulting fees		-	-	-	-	267,138
Compensation		34,000	-	55,000	-	55,000
General and administrative		30,945	34,847	50,380	48,885	134,075
Legal and professional fees		5,551	23,198	12,051	42,117	168,379
Travel and entertainment		3,182	-	11,383	-	46,299
Depreciation and amortization		7,299	4,866	14,598	4,998	37,828
Research and development		955	55,910	2,705	63,910	86,035
Loss on impairment of asset		-	-	-	-	65,160

TOTAL OPERATING EXPENSES		81,932	118,821	146,117	159,910	859,914

OTHER INCOME AND EXPENSE
Interest expense		1,512	-	5,024	-	7,714
Gain from debt forgiveness		-	-	-	-	(25,000)

TOTAL OTHER EXPENSE		1,512	-	5,024	-	(17,286)

LOSS BEFORE INCOME TAXES		(83,444)	(118,821)	(151,141)	(159,910)	(842,628)

PROVISION FOR TAXES		-	-	-	-	-

NET LOSS		$(83,444)	$(118,821)	$(151,141)	$(159,910)	$(842,628)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		-	-	-	-

COMPREHENSIVE LOSS		$(83,444)	$(118,821)	$(151,141)	(159,910)	(842,628)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$	nil	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING		18,690,132	12,828,340	18,281,035	13,949,170

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock				Stock	Accumulated
					Options	Deficit During	Total
	Number		Additional	Subscriptions	and	Development	Stockholders'
	of Shares	Amount	Paid-in	Receivable	Warrants	Stage	Equity

Issuance of common stock in April 1998 for services valued at
$0.01 per share	1,000,000	$1,000	$9,000	$(10,000)	$-	$-	$-
Net loss for period ending June 30, 1998	-	-	-	-	-	(10,000)	(10,000)

Balance, June 30, 1998	1,000,000	1,000	9,000	(10,000)	-	(10,000)	(10,000)
Issuance of common stock in May 1999 for cash at an average of
$0.10 per share	1,715,000	1,715	169,785	-	-	-	171,500
Net loss for year ending June 30, 1999	-	-	-	-		(62,506)	(62,506)

Balance, June 30, 1999	2,715,000	2,715	178,785	(10,000)	-	(72,506)	98,994
Payables provided for stock subscription	-	-	-	10,000	-	-	10,000
Net loss for year ending June 30, 2000	-	-	-	-	-	(228,659)	(228,659)

Balance, June 30, 2000	2,715,000	2,715	178,785	-	-	(301,165)	(119,665)
Issuance of common stock in October 2000 for cash at $0.001
per share	10,000,000	10,000	-	-	-	-	10,000
Issuance of common stock in October 2000 for payment on
loans payable at $0.001 per share	200,000	200	-	-	-	-	200
Stock options exercised at an average of $0.10 per share in
exchange for consulting fees	2,230,000	2,230	222,770	-	-	-	225,000
Stock options exercised at an average of $0.14 per share in
exchange for cash	1,325,000	1,325	179,925	-	-	-	181,250
Net loss for the year ended June 30, 2001	-	-	-	-	-	(151,401)	(151,401)

Balance, June 30, 2001	16,470,000	16,470	581,480	-	-	(452,566)	145,384
Common stock issued in merger with Q-Presents, Inc. at $0.35
per share	6,000,000	6,000	2,094,000	-	-	-	2,100,000
Common stock cancelled as part
of merger with Q-Presents, Inc.	(10,200,000)	(10,200)	10,200	-	-	-	-
Stock options exercised at an average of $0.175 per share in
exchange for cash	572,000	572	112,428	-	-	-	113,000
Issuance of common stock in December 2001 for cash at
$0.001 per share	890,000	890	-	-	-	-	890
Issuance of common stock in exchange for services at $0.005
per share	2,945,000	2,945	11,780	-	-	-	14,725
Stock options issued for
compensation in December 2001	-	-	-	-	10,400	-	10,400
Issuance of common stock in January and March 2002 for cash
at an average of $0.15 per share	660,000	660	30,840	-	-	-	31,500
Issuance of stock warrants attached to promissory notes in
May 2002	-	-	-	-	4,000	-	4,000
Issuance of common stock in May and June 2002 for cash at an
average of $0.12 per share	366,667	367	52,133	-	-	-	52,500
Net loss for the year ended June 30, 2002	-	-	-	-	-	(238,921)	(238,921)

Balance, June 30, 2002	17,703,667	17,704	2,892,861	-	14,400	(691,487)	2,233,478
Issuance of common stock in July and September 2002 for cash at an							-
average of $0.12 per share	293,333	293	38,207	-	-	-	38,500
Issuance of common stock in October 2002 for Consulting
Services	725,000	725	6,525				7,250
Net loss for the period ended December 31, 2002	-	-	-	-	-	(151,141)	(151,141)

Balance, December 31, 2002 (Unaudited)	18,722,000	$18,722	$2,937,593	$-	$14,400	$(842,628)	$2,128,087

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				December 12,
				1997
	Six Month	Six Month		(Inception)
	Ended	Ended		Through
	December 31,	December 31,		December 31,
	2002	2001		2002
	(Unaudited)	(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(151,141)	$(159,910)		$(842,628)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	14,598	4,998		37,696
Loss on impairment	-	-		65,160
Gain on forgiveness of debt	-	-		(25,000)
Services provided in exchange for stock	7,250	-		31,975
Stock issued in exchange for payables	-	-		10,000
Stock options issued for compensation	-	10,400		14,400
Expenses paid by loan from related party		6,000		-
Discount on note payable	2,000	-		-
Changes in assets and liabilities:				-
Other assets	-	-		(60,000)
Accounts receivable, related party	-	-		(26,000)
Accounts payable	8,857	28,056		93,981
Accrued expenses	3,024	-		158,714
Due to Joint Venture	100,000			100,000

Net cash used by operating activities	(15,412)	(110,456)		(441,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes to property and equipment	(46,800)	1,059		(55,726)
Decrease (increase) in loans receivable	-	-		(140,000)
Cash from merger acquisition	-	4,094		9,093

Net cash provided (used) by investing activities	(46,800)	5,153		(186,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	-	-		3,600
Payment on related party loans	-	(1,500)		(3,400)
Proceeds from promissory notes	-	-		30,000
Issuance of stock	38,500	103,890		599,140

Net cash provided by financing activities	38,500	102,390		629,340

Net increase (decrease) in cash and cash equivalents	(23,712)	(2,913)		1,005

Cash and cash equivalents, beginning of period	24,717	5,448		-

Cash and cash equivalents, end of period	$1,005	$2,535		$1,005

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-		$-

Income taxes paid	$-	$-		$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Services exchanged for common stock	$7,250	$-	$
Subscribed stock in exchange for payables	$-	$-	$
Payables exchanged for shares of stock	$-	$-	$
Stock issued in payment of loans payable	$-	$-	$
Stock issued for accrued consulting fees	$-	$-	$
Stock options issued for compensation	$-	$10,400	$
Stock issued for subsidiary	$-	$2,100,000	$
Website acquired through merger	$-	$-	$

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
December 31, 2002

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

The Company expects to generate revenue through licensing its “Q” automated event management services and related supported offerings; licensing its intranet and online services; sales of dedicated advertising; sales of related merchandise; and its promotion and publicity services.

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
December 31, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $151,141 for the period ended December 31, 2002, and has no revenue. The Company is currently putting technology in place that will, if successful, mitigate this factor that raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Interim Financial Statements
The interim financial statements for the period ended December 31, 2002 included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

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

At December 31, 2002, the Company had net deferred tax assets of approximately $206,000 principally arising from net operating loss carryforwards for income tax purposes, and a $14,400 book-tax difference related to stock options issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
December 31, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes (Continued)
At December 31, 2002, the Company has net operating loss carryforwards of approximately $823,000, which expire in the years through 2022.

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

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2002.

The Company has recorded an impairment to its software license website and computer hardware of $65,160 during the year ended June 30, 2001, effectively reducing the recorded amount of these assets to $1,191 at June 30, 2001. As of December 31, 2002, the Company had not deemed any of its other assets to be impaired.

Web Site Development
The Company has adopted SOP 98-1 as amplified by EITF 00-2, “Accounting for Web Site Development Costs.” In accordance with this adoption, the Company has capitalized website development costs. During the year ended June 30, 2002, the Company capitalized $145,979 of website development costs, which were acquired in the August 15, 2001 merger. In November 2001, the Company began amortizing the web site costs using the straight-line method over a five year expected life for a total amortization expense of $14,598 at December 31, 2002.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
December 31, 2002

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

At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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
December 31, 2002

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings at December 31, 2002.

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
December 31, 2002

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
December 31, 2002

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
December 31, 2002

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

In October 2002, the Company issued 725,000 shares of common stock for services totaling $7,250.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
December 31, 2002

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

In December 2001, as part of the employment agreements with Mr. Edward Withrow III and Mr. Warren K. Withrow, the Company issued stock options for 1,000,000 shares with exercise prices of $0.04 per share and 400,000 shares with exercise prices of $0.10 per share. The Black-Scholes option price calculation of the fair value of these options is $10,400, based upon a risk-free interest rate of 5%, volatility of 30% and a term of ten years.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
December 31, 2002

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

Following is a summary of the Company’s stock options:

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price

Outstanding at 6-30-2001	1,375,000	$0.18
Granted	1,400,000	0.06
Exercised	(572,000)	0.20
Forfeited	(400,000)	0.25

Outstanding at 6-30-2002	1,803,000	$0.10

Options exercisable at 6-30-2002	1,803,000

Weighted average fair value of options granted
during the year ended June 30, 2002		$0.01

Outstanding at 6-30-2002	1,803,000	$0.10
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at 12-31-2002	1,803,000	$0.10

Options exercisable at 12-31-2002	1,803,000

Weighted average fair value of options granted
during the period ended December 31, 2002		-

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
December 31, 2002

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

During the year ended June 30, 2002, the Company extended salary advances to officers for a total of $26,000. The Company has yet to finalize compensation agreements with its officers, but has plans to do so in the very near future. In the period ended December 31, 2002, the Company paid two of its officers a total of $55,000 in compensation

From time to time the Company receives funds from related parties in the form of loans. These are recorded as unsecured, non-interest bearing, short-term loans, payable upon demand. At December 31, 2002, there were no related party loans outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In September 2001, the Company also entered into a letter of intent with Live Media Events, Inc. On January 10, 2002, the Company and Live Media Events, Inc. entered into a cancellation and mutual release agreement on the aforementioned letter of intent.

In February 2002, the Company entered into a non-exclusive financial advisory contract with SBI USA, a member of Softbank Investment Group. In consideration for the services of SBI, the Company is obligated to pay a $12,500 retainer which becomes due and payable upon funding the Company’s $500,000 promissory note. The Company also granted common stock warrants pursuant to this agreement. (See Note 7.) At December 31, 2002, the Company has not paid any of the retainer, and has not received any funding from the issuance of the aforementioned promissory note.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
December 31, 2002

NOTE 10 – LOANS PAYABLE

The Company issued two convertible promissory notes for a total of $30,000 in May 2002. Both notes bear interest at 20%. Both notes had warrants attached, and were convertible into common stock within 60 and 90 days of issuance. Neither note was converted. Under their original terms, the notes were payable on or before either 60 or 90 days from issuance. The $20,000 note is in default, and began accruing interest at 25% in July 2002. The terms of the $10,000 note were extended to December 31, 2002. The $4,000 value of the warrants on the $20,000 note resulted in that note being issued at a discount which will be amortized over the life of the original note. A total of $2,000 was amortized against the discount and a total of $3,024 was accrued as interest on these notes at December 31, 2002.

Item. 2 Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING DECEMBER 31, 2002 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S CONSOLIDATED FINANCIALS STATEMENTS, INCLUDING THE NOTES THERETO, CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

In September 2001, the Board authorized the Corporation to enter into Consulting Agreements with both Mr. Edward W. Withrow III and Mr. Warren K. Withrow. The proposed Consulting Agreements called for terms of sixty (60) months, compensation of $3,500.00 USD monthly and the issuance of two options to purchase the aggregate of 700,000 shares of the Corporation’s common stock, respectively. The compensation under these agreements have been changed to $10,000 per month, but will not become effective and payable until April 2002. The compensation under these agreements are currently being renegotiated. On May 16, 2002 Mr. Warren K. Withrow resigned as an officer and as a director of the Company. On July 1, 2002 Mr. Joseph Vigliarolo joined the Company as President and Chief Financial Officer respectively.

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

RESULTS OF OPERATIONS

There were no revenues in the quarter ending December 31, 2002.

During the quarter ending December 31, 2002, the Corporation incurred operating expenses of $83,444 compared to $118,821 for the quarter ending December 31, 2001.

These expenses primarily consisted of professional fees of $5,551, office and administration costs of $30,945, amortization of $7,299, compensation of $34,000, travel of $3,182 and Research and Development of $955..

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

LIQUIDITY AND CAPITAL RESOURCES

The Corporation has to date, financed its development stage by the sale of common stock. At December 31, 2002, the Corporation had 18,722,000 shares of common stock outstanding. During the period ended December 31, 2002, the Corporation issued 293,333 shares for $38,500. Cash on hand at December 31, 2002 was $1,005, which is held at the Bank of America in Los Angeles, California.

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

INFLATION

Inflation has not been a factor during the six months ending December 31, 2002. While inflationary forces are moderately higher than in 2001, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.

PART II – OTHER INFORMATION

Changes in Securities and Use of Proceeds

The Corporation had 18,722,000 shares of common stock issued and outstanding as of December 31, 2002. Of these shares approximately 9,835,000 can only be resold in compliance with Rule 144 limitations, adopted under the Securities Act of 1933 (the “Securities Act”).

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

Common Stock

In the three-month period ending December 31, 2002, the Corporation issued 725,000 shares of common stock at a value of $7,250 for services pursuant to Section 4 (2) to five individuals.

Options

No options were granted during the three month period ending December 31,2002

Item 6.

Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended December 31, 2002:

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
Date: February 12, 2003

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

Date: February 12, 2003

/s/ Edward Withrow III
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

Date: February 12, 2003

/s/ Joseph Vigliarolo
Joseph Vigliarolo, CFO

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Reward Enterprises Inc. (the “Company”) on Form 10-QSB for the quarter ended December 31, 2002, as filed with the Securities and xchange Commission on the date hereof (the “Periodic Report”), I, Edward Withrow III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1	.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2	.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 12, 2003	/s/ Edward W. Withrow III
CEO

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Reward Enterprises Inc. (the “Company”) on Form 10-QSB for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, Joseph Vigliarolo, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1	.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2	.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 12, 2003	/s/ Joseph Vigliarolo
CFO