Form 10KSB
period 2003-06-30
REWARD ENTERPRISES INC
filed 2003-12-17
CIK 1067342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - June 30, 2003 OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________________

Commission file number 000-27259

REWARD ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0203927
(State or other jurisdiction of incorporation or	(Employer Identification No.)
organization)

1327 Ocean Avenue,
Suite M
Santa Monica, California
90401
(Address of principal executive offices, including zip code.)

(310) 395-5374
(Issuer's telephone number, including area code)

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
YES ☒   NO ☐

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State Issuer's revenues for its most recent fiscal year. June 30, 2003 - $-0-.

The aggregate market value of the common stock held by non-affiliates on June 30, 2003 $104,770. There are approximately 10,477,000 shares of common voting stock of the Registrant held by non-affiliates.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: November 30, 2003 – 18,722,000 shares of Common Stock

Documents Incorporated by Reference None

Transitional Small Business Disclosure Format     YES ☐   NO ☒

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

PART 1

ITEM 1.        DESCRIPTION OF BUSINESS.

History

               Reward Enterprises Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 12, 1997, as Sports Entertainment Productions, Inc. to engage in the business of Internet entertainment including gaming. In July 1998, the Company changed its name to Reward Enterprises Inc.

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

               The information set forth below contains the Company’s plan of operations on June 30, 2003. Reward Enterprises, Inc. maintains and administrative office at 1327 Ocean, Suite M, Santa Monica, California 90401.

Operations

               The Company is a start-up business and has not commenced operations as of the date hereof other than an undertaking of a market analysis and discussions in the development of strategic relationships in telecommunications. As such, the following reflects the Company’s proposed plan of operation. There is no assurance however, that the Company will ultimately be able to implement its plan of International Telecommunications.

International Communications

               The Company’s goal is to become a U.S. based International Telecommunications Company, offering a broad range of integrated and competitively priced traditional long distance telephone, Internet access service, and world wide network services. We plan to function as Network solution providers to various large international carriers in order for them to be more effective in terminating and originating traffic from various countries around the world. We will also work with new nation-wide Internet Service Providers (ISPs) in order that they look at various enhanced services business opportunities to build ‘robust’ revenue streams. Thus the Company will be an organization that applies technology solutions on a ‘Global’ basis to create successful commercial ventures for clients and partners.

               In order to stimulate new minutes we will, after developing business relationship with overseas carriers, attempt to work out settlement rates that are most favorable to each partner and will help generate significant amount of new traffic. The settlement rate for each partner is not necessarily identical and varies with the opportunity value presented. If for example, Reward obtains a very aggressive rate to terminate traffic in Antigua and re-file to other countries from there we can offer much lower rates to the customers – native and transient - to terminate traffic to the USA. This is in addition to the major European and other destinations that have good quality fiber connectivities.

               The goal of Reward is to provide attractive services to various countries and accelerate growth through proper ‘licensed’ agreements, in order to lower their costs, maintain a high quality of service, and to establish new, profitable and stable international routes. While our interests expand beyond the above, we think that this strategy is a good starting point to begin our potential interconnection with major carriers in the world.

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

               The creation of such a ‘hub’ could be done very easily by installing a large bandwidth IP back-bone structure (through either a satellite or fiber connection) and terminating hardware (Gateways, Routers etc.). Once the proper authority is granted, creation of this facility is an easy and quick task. This opens the ability to provide ‘basic’ and ‘enhanced’ services to the users – both commercial and residential – at very attractive rates. In addition, the ‘hub’ will position the country as a ‘leading’ infrastructure and access provider. In addition to the significant new revenues that accrue to the ‘in country’ license partners, Reward’s development can help the country to develop as an international telecommunications hub with significant job creation potential. Acting as a stimulus for additional investment in the Information Technology sector, we can be the ‘catalyst’ for further economic development in the country.

               We would thus be in a position of generating significant additional traffic volumes to provide a better ‘fill’ on the transmission routes and increase the utilization of the switching platforms that could be deployed in country. Operating with a smaller overhead and margins we could offer a more attractive rate to our partners and also significantly enhance the economic infrastructure in a country by providing a new ‘traffic hub’ operation for the region there.

The Market

               Our goal is to develop business relationships in emerging markets which will enable us to sell voice, Internet access and private lines to corporations, Internet Service Providers (“ISPs”) and carriers in that country.

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

Many countries have lagged behind the United States in becoming “wired.” The reasons include:

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

Our Services

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

Company’s Office

               The Company’s administrative headquarters are located 1327 Ocean Avenue Suite M Santa Monica, California 90401 and its telephone number (310) 395-5374.

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

2.
Development and Market Acceptance of Services. The Company’s success and growth will depend upon its ability to market its services. The Company’s success will depend in part upon the market’s acceptance of, and the Company’s ability to deliver and support its telecommunication services.

3.
Liquidity; Need for Additional Financing. The Company believes that it does not have the cash it needs for at least the next twelve months based upon its internally prepared budget. Further, the Company’s cash requirements are not easily predictable and there is a possibility that its budget estimates will prove to be inaccurate. If the Company is unable to generate a positive cash flow, it will be required to substantially curtail operations and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favourable to the Company. The Company may suffer from a lack of liquidity in the future which could impair its short-term marketing and sales efforts and adversely affect its results of operations. Our ability to meet our projected growth may require additional cash resources. Failure to obtain future financing, or if vendor financing or additional equity financing is not available when needed or on acceptable terms, could cause us to delay, scale back or abandon our plans and could materially adversely affect our ability to compete. We cannot assure you that any financing arrangements will be available or, if available, that it will be on acceptable terms.

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

7.
If the Internet does not continue to grow as a medium for voice and fax communications, our business will suffer. The technology that allows voice and fax communications over the Internet, and the delivery of other value-added services, is still in its early stages of development. Historically, the sound quality of calls placed over the Internet has been poor. As the Internet telephony industry has grown, sound quality has improved, but the technology requires further refinement. Additionally, as a result of the Internet’s capacity constraints, callers could experience delays, errors in transmissions or other interruptions in service. Transmitting telephone calls over the Internet must also be accepted as an alternative to traditional voice and fax service by communications service providers. Because the Internet telephony market is new and evolving, predicting the size of this market and its growth rate is difficult. If our market fails to develop, then we will be unable to grow our client base and our results of operations will be adversely affected.

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
Transmission Facilities. A portion of the telephone calls made by our clients are connected through transmission lines of facilities-based long distance carriers which provide us with transmission capacity through a variety of resale arrangements. Because digital undersea fiber optic cables and communications satellites typically take several years to plan and construct, carriers generally make investments based on a forecast of anticipated traffic. We do not control the planning or the construction of digital undersea fiber optic transmission facilities or satellites and must seek access to such facilities through partial ownership positions or lease arrangements on negotiated terms that may vary with industry and market conditions. Our ability to maintain and expand our business is dependent, in part, upon our continuing to maintain satisfactory relationships with these carriers, many of which are our competitors, and upon our ability to obtain their services on a cost effective basis. As we deploy our network, we will continue to be dependent on other carriers’ network transmission services for many of our services. These carriers are not expected to enter into long-term contracts with us and are not restricted from competing against us. To the extent that any of these carriers raise their rates, change their pricing structure or reduce the amount of capacity they will make available to us, our financial condition or results of operations may be adversely affected.
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

12.
We depend on prompt collection of client payments. Because we render most of our services prior to receiving payment, we are dependent on the prompt collection of our clients’ bills. The failure of our clients to pay their bills in a timely manner or our failure to adequately assess their creditworthiness could materially adversely affect us.

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

15.
Increasing competition in the communications industry in foreign countries, and our limited or nonexistent competitive standing, may adversely affect our ability to generate revenues, gain significant market share and attract clients from existing providers. The communications industry in foreign countries is becoming increasingly competitive due in part to recent privatizations, deregulations and related increase in the number and size of new competitors. Furthermore, because we have a limited operating history and, in some of our target markets, no operating history, we have a limited competitive standing. We will compete with several other service providers in each of our markets. Competitors include global alliances of some of the world’s largest communications carriers, incumbent communications providers with large client bases, wireless telephone companies and satellite-based communications carriers. Other existing and potential competitors include cable television companies, railway companies, utilities and other entities with rights-of-way and large end users which operate private networks. We believe competition is likely to continue to intensify as the number of new market entrants increases. As a result, we may not be able to generate adequate revenues or gain a substantial share of the markets we intend to serve. We may also have difficulty attracting clients from established providers.

16.
We face additional risks because we do business on an international level. There are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, tariffs, customs, duties, other trade barriers, political risks and other factors which could materially adversely affect our current and planned operations. For example, existing carriers in foreign markets may take many months to allow competitors such as us to interconnect to their switches within the market. Further, we have limited recourse if our foreign partners fail to perform under their arrangements with us, or if foreign governments, “post, telephone and telegraph” providers ("PTTs"), or other carriers take actions that adversely affect our ability to gain entry into those markets. The international telecommunications industry is changing rapidly due to deregulation, privatization of PTTs, technological improvements, expansion of telecommunications infrastructure and the globalization of the world’s economies. We cannot assure you that one or more of these factors will not vary in a manner that could have a material adverse effect on our financial condition or results of operations.

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

18.
Issuance of Additional Shares-Dilution. 181,278,000 shares of Common Stock or 90.6% of the 200,000,000 authorized shares of Common Stock of the Company are unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments or contracts to issue any additional shares to other persons. The Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

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

20.
Cumulative Voting, Pre-emptive Rights and Control. There are no pre-emptive rights in connection with the Company’s Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company’s Board of Directors.

21.
No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.

REWARD ENTERPRISES, INC.
 (A Development Stage Company)
June 30, 2003

WILLIAMS & WEBSTER P.S.
Certified Public Accountants
Bank of America Financial Center
601 W. Riverside, Suite 1940
Spokane, WA 99201
(509) 838-5111

REWARD ENTERPRISES, INC.
 (A Development Stage Company)

The Board of Directors
Reward Enterprises, Inc.
Santa Monica, California

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying consolidated balance sheets of Reward Enterprises, Inc. (a development stage company) as of June 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended and from December 12, 1997 (inception) to June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reward Enterprises, Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and from December 12, 1997 (inception) to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has no revenues and has sustained losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, WA
November 17, 2003

REWARD ENTERPRISES, INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,835	$24,717
Accounts receivable, related party	-	26,000
TOTAL CURRENT ASSETS	12,835	50,717

PROPERTY AND EQUIPMENT
Telecommunications equipment	51,600	-
Website	145,979	145,979
Accumulated depreciation and amortization	(48,660)	(19,464)
TOTAL PROPERTY AND EQUIPMENT	148,919	126,515

OTHER ASSETS
Goodwill	-	2,100,000

TOTAL ASSETS	$161,754	$2,277,232

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$35,717	$15,064
Interest payable	8,313	690
Notes payable, net of discount	70,000	28,000
Deferred income from joint venture	175,000	-
TOTAL CURRENT LIABILITIES	289,030	43,754

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$0.001 par value;18,722,000 and 17,703,667 shares
issued and outstanding, respectively	18,722	17,704
Additional paid-in capital	2,941,593	2,892,861
Stock options	10,400	14,400
Accumulated deficit during development stage	(3,097,991)	(691,487)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(127,276)	2,233,478

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$161,754	$2,277,232

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			December 12,
			1997
			(Inception)
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2003	2002	2003

R E V E N U E S	$-	$-	$-

E X P E N S E S
Consulting fees	143,500	-	410,638
General and administrative	87,628	60,053	171,323
Legal and professional fees	17,883	61,445	174,211
Travel and entertainment	13,969	11,807	48,885
Depreciation and amortization	29,196	19,596	52,426
Research and development	4,705	83,330	88,035
Loss on impairment of asset	2,100,000	-	2,165,160
TOTAL OPERATING EXPENSES	2,396,881	236,231	3,110,678

OTHER INCOME AND EXPENSE
Interest expense	9,623	2,690	12,313
Gain from debt forgiveness	-	-	(25,000)
TOTAL OTHER EXPENSE	9,623	2,690	(12,687)

LOSS BEFORE INCOME TAXES	(2,406,504)	(238,921)	(3,097,991)

PROVISION FOR TAXES	-	-	-

NET LOSS	(2,406,504)	(238,921)	(3,097,991)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	-	246	-

COMPREHENSIVE LOSS	$(2,406,504)	$(238,675)	$(3,097,991)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.13)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING	18,500,306	14,856,778

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC.
 (A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Stock	Accumulated
	Common Stock				Options	Deficit During	Total
	Number		Additional	Subscriptions	and	Development	Stockholders'
	of Shares	Amount	Paid-in	Receivable	Warrants	Stage	Equity
Issuance of common stock in April 1998
for services valued at $0.01 per share	1,000,000	$1,000	$9,000	$(10,000)	$-	$-	$-
Net loss for period ending June 30, 1998	-	-	-	-	-	(10,000)	(10,000)
Balance, June 30, 1998	1,000,000	1,000	9,000	(10,000)	-	(10,000)	(10,000)
Issuance of common stock in May 1999
for cash at an average of $0.10 per share	1,715,000	1,715	169,785	-	-	-	171,500
Net loss for year ending June 30, 1999	-	-	-	-		(62,506)	(62,506)
Balance, June 30, 1999	2,715,000	2,715	178,785	(10,000)	-	(72,506)	98,994
Payables provided for stock subscription	-	-	-	10,000	-	-	10,000
Net loss for year ending June 30, 2000	-	-	-	-	-	(228,659)	(228,659)
Balance, June 30, 2000	2,715,000	2,715	178,785	-	-	(301,165)	(119,665)
Issuance of common stock in October 2000
for cash at $0.001 per share	10,000,000	10,000	-	-	-	-	10,000
Issuance of common stock in October 2000
for payment on loans payable at $0.001 per share	200,000	200	-	-	-	-	200
Stock options exercised at an average of $0.10
per share in exchange for consulting fees	2,230,000	2,230	222,770	-	-	-	225,000
Stock options exercised at an average of $0.14
per share in exchange for cash	1,325,000	1,325	179,925	-	-	-	181,250
Net loss for the year ended June 30, 2001	-	-	-	-	-	(151,401)	(151,401)
Balance, June 30, 2001	16,470,000	16,470	581,480	-	-	(452,566)	145,384
Common stock issued in merger with
Q-Presents, Inc. at $0.35 per share	6,000,000	6,000	2,094,000	-	-	-	2,100,000
Common stock cancelled as part of
merger with Q-Presents, Inc.	(10,200,000)	(10,200)	10,200	-	-	-	-
Stock options exercised at an average of $0.175
per share in exchange for cash	572,000	572	112,428	-	-	-	113,000
Issuance of common stock in December 2001
for cash at $0.001 per share	890,000	890	-	-	-	-	890
Issuance of common stock in exchange
for services at $0.005 per share	2,945,000	2,945	11,780	-	-	-	14,725
Stock options issued for compensation
in December 2001	-	-	-	-	10,400	-	10,400
Issuance of common stock in January and March
2002 for cash at an average of $0.15 per share	660,000	660	30,840	-	-	-	31,500
Issuance of stock warrants attached to
promissory notes in May 2002	-	-	-	-	4,000	-	4,000
Issuance of common stock in May and June
2002 for cash at an average of $0.12 per share	366,667	367	52,133	-	-	-	52,500
Net loss for the year ended June 30, 2002	-	-	-	-	-	(238,921)	(238,921)
Balance, June 30, 2002	17,703,667	17,704	2,892,861	-	14,400	(691,487)	2,233,478
Issuance of common stock in July and September							-
2002 for cash at an average of $0.12 per share	293,333	293	38,207	-	-	-	38,500
Issuance of common stock in October 2002
for consulting services	725,000	725	6,525	-	-	-	7,250
Expiration of stock warrants, May, 2003	-	-	4,000		(4,000)		-
Net loss for the year ended June 30, 2003	-	-	-	-	-	(2,406,504)	(2,406,504)
Balance, June 30, 2003	18,722,000	$18,722	$2,941,593	$-	$10,400	$(3,097,991)	$(127,276)

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC.
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Dec 12,1997
			(Inception)
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2003	2002	2003

Cash Flows From Operating Activities:
Net loss	$(2,406,504)	$(238,921)	$(3,097,991)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	29,196	19,464	52,294
Related party receivable	26,000		26,000
Loss on impairment	2,100,000	-	2,165,160
Gain on forgiveness of debt	-	-	(25,000)
Services provided in exchange for stock	7,250	14,725	31,975
Stock issued in exchange for payables	-	-	10,000
Stock options issued for compensation	-	14,400	14,400
Discount on note payable	2,000	(2,000)	-
Changes in assets and liabilities:
Other assets	-	-	(60,000)
Accounts receivable, related party	-	(26,000)	(26,000)
Accounts payable	20,653	123	105,777
Accrued expenses	7,623	690	163,313
Due to Joint Venture	175,000		175,000
Net cash used by operating activities	(38,782)	(217,519)	(465,072)

Cash Flows From Investing Activities:
Changes to purchases, property and equipment	(51,600)	1,059	(60,526)
Decrease (increase) in loans receivable	-	-	(140,000)
Cash from merger acquisition	-	9,093	9,093
Net cash provided (used) by investing activities	(51,600)	10,152	(191,433)

Cash Flows From Financing Activities:
Proceeds from related party loans	-	-	3,600
Payment on related party loans	-	(1,500)	(3,400)
Proceeds from promissory notes	40,000	30,000	70,000
Issuance of stock	38,500	197,890	599,140
Net cash provided by financing activities	78,500	226,390	669,340

Net increase (decrease) in cash and cash equivalents	(11,882)	19,023	12,835

Foreign currency translation gain (loss)	-	246	-

Cash and cash equivalents, beginning of period	24,717	5,448	-

Cash and cash equivalents, end of period	$12,835	$(6,866)	$12,835

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Services exchanged for common stock	$7,250	$14,725	$31,975
Subscribed stock in exchange for payables	$-	$-	$10,000
Payables exchanged for shares of stock	$-	$-	$160,000
Stock issued in payment of loans payable	$-	$-	$200
Stock issued for accrued consulting fees	$-	$-	$65,000
Stock options issued for compensation	$-	$14,400	$14,400
Stock issued for subsidiary	$-	$2,100,000	$2,100,000
Website acquired through merger	$-	$145,979	$145,979

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
 (A Development Stage Company)
June 30, 2003

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

Accounting Methods
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America Company’s financial statements are prepared using the accrual method of accounting.

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
June 30, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $2,406,504 for the year ended June 30, 2003, and has no revenue. The Company is currently putting technology in place that will, if successful, mitigate this factor that raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

At June 30, 2003 and 2002, the Company had net deferred tax assets of approximately $1,045,000 and $169,000, respectively, principally arising from net operating loss carryforwards for income tax purposes, and a $10,400 book-tax difference related to stock options issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established as of June 30, 2003 and 2002 in the amounts of $1,045,000 and $169,000, respectively. The change in the allowance account from June 30, 2002 to June 30, 2003 was $876,000 as a result of a change in management’s estimates.

At June 30, 2003 and 2002, the Company has net operating loss carryforwards of approximately $3,000,000, and $690,000, respectively, which expire in the years through 2023.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
 (A Development Stage Company)
June 30, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001. The Company adopted SFAS No. 144 during the year ended June 30, 2002.

The Company impaired the remaining value of its goodwill of $2,100,000, acquired in prior years under Financial Accounting Standards Board Statement Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) during the year ending June 30, 2003. Under SFAS 142, the Company is required to periodically assess the value of its intangible assets to determine underlying value.

The Company has recorded an impairment to its software license website and computer hardware of $65,160 during the year ended June 30, 2001, effectively reducing the recorded amount of these assets to $1,191 at June 30, 2001. As of June 30, 2003, the Company had deemed its goodwill recorded on its financial statements to be impaired (See Note 5).

Web Site Development
The Company has adopted SOP 98-1 as amplified by EITF 00-2, “Accounting for Web Site Development Costs.” In accordance with this adoption, the Company has capitalized website development costs. During the year ended June 30, 2002, the Company capitalized $145,979 of website development costs, which were acquired in the August 15, 2001 merger. The Company has recently entered into the specialized international communications market and continues to utilize the website for this purpose. In November 2001, the Company began amortizing the web site costs using the straight-line method over a five year expected life for a total amortization expense of $29,196 at June 30, 2003.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
 (A Development Stage Company)
June 30, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At June 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Compensated Absences
The Company currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.

Recent Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
 (A Development Stage Company)
June 30, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (hereinafter “SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS 123. Accordingly there is no change in disclosure requirements due to SFAS 148.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002 with early adoption encouraged. The impact on the Company’s financial position or results of operations from adopting SFAS No. 146 has not been determined.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (hereinafter “SFAS No. 145”), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, “Accounting for Intangible Assets of Motor Carriers”, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
 (A Development Stage Company)
June 30, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 and does not believe that the adoption will have a material effect on the financial statements of the Company at June 30, 2003.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2003.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (hereinafter “SFAS No. 143”). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. **The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2003.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Application of the nonamortization provision of SFAS No. 142 had no effect on the operations or financial position of the Company.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (hereinafter “SFAS No. 140”). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company’s results of operations or financial position.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
 (A Development Stage Company)
June 30, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (hereinafter “FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (hereinafter “FIN 45”). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and do not have an impact on the financial statements of the Company. The Company does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN 45 and thus does not expect the adoption of this interpretation to have an impact on its results of operations or financial position.

Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation.

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

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
 (A Development Stage Company)
June 30, 2003

NOTE 3 – ACQUISITIONS (Continued)

The assets and liabilities acquired were as follows as of August 31, 2001:

Cash in bank	$9,093
Accounts receivable from officer	96
Website	43,000
Total Assets	$52,189

Accounts payable	$15,169
Interest payable to Reward	2,601
Note payable to Reward	140,000
Total Liabilities	$157,777

Liabilities in excess of assets	$105,588

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

NOTE 5 – GOODWILL

The Company acquired goodwill in the acquisition of Q Presents, Inc. (See Note 3). This goodwill will be accounted for in accordance with SFAS No. 142. (See Note 2.) The Company will periodically review this asset for possible impairment. At June 30, 2003 it was determined the asset was impaired due to a permanent decline in the Company’s stock value, and a charge for the impairment of $2,100,000 was recorded under operating expenses.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
 (A Development Stage Company)
June 30, 2003

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
June 30, 2003

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
June 30, 2003

NOTE 7—STOCK OPTIONS AND WARRANTS (Continued)

The Company signed an agreement with SBI USA, a member of Softbank Investment Group, in February 2002. (See Note 10.) This agreement included 3,000,000 warrants for purchase of 3,000,000 shares of common stock with exercise prices of $0.50, $0.75, and $1.00 per share. In May of 2002, the Company attached 500,000 warrants for an equal number of shares of common stock to promissory notes that were issued. (See Note 10.) The warrants have exercise prices from $0.05 to $0.10 per share. The Company also attached 40,000 warrants to various issuances of common stock in June 2002. The holders of the warrants may purchase an equal number of common stock shares at exercise prices from $0.25 to $0.45 per share. These warrants were valued using the Black-Scholes option price calculator using a risk-free interest rate of two percent, volatility of 70%, a term of one year, and either an equity price of $0.05 or $0.12 depending on the date of issuance. It was determined that the 400,000 warrants attached to one of the promissory notes had a value of $4,000., with an expiration date of May 14, 2003. The 400,000 warrants were not exercised and subsequently expired.

Following is a summary of the Company’s stock options:

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price
Outstanding at 6-30-2001	1,375,000	$0.18
Granted	1,400,000	0.06
Exercised	(572,000)	0.20
Forfeited	(400,000)	0.25
Outstanding at 6-30-2002	1,803,000	$0.10

Options exercisable at 6-30-2002	1,803,000

Weighted average fair value of options granted
during the year ended June 30, 2002		$0.01

Outstanding at 6-30-2002	1,803,000	$0.10
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at 6-30-2003	1,803,000	$0.10

Options exercisable at 6-30-2003	1,803,000

Weighted average fair value of options granted
during the period ended June 30, 2003		-

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
 (A Development Stage Company)
June 30, 2003

NOTE 8 – RELATED PARTY TRANSACTIONS

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

The Company has yet to finalize compensation agreements with its officers, but has plans to do so in the very near future. These advances were written off as compensation in June 30, 2003. In the period ended June 30, 2003, the Company paid two of its officers a total of $133,500 as independent contractors and consultants.

From time to time the Company receives funds from related parties in the form of loans. These are recorded as unsecured, non-interest bearing, short-term loans, payable upon demand. At June 30, 2003, there were no related party loans outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In September 2001, the Company also entered into a letter of intent with Live Media Events, Inc. On January 10, 2002, the Company and Live Media Events, Inc. entered into a cancellation and mutual release agreement on the aforementioned letter of intent.

In February 2002, the Company entered into a non-exclusive financial advisory contract with SBI USA, a member of Softbank Investment Group. In consideration for the services of SBI, the Company is obligated to pay a $12,500 retainer which becomes due and payable upon funding the Company’s $500,000 promissory note. The Company also granted common stock warrants pursuant to this agreement. (See Note 7.) At June 30, 2003, the Company has not paid any of the retainer, and has not received any funding from the issuance of the aforementioned promissory note.

The Company’s officers are employed as independent contractors and consultants’, and as such, are responsible for all related payroll taxes arising from any payments made to them by the Company.

On June 1, 2003, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC. The terms of the agreement are $10,000 per month for a six month period ending November 2003.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
 (A Development Stage Company)
June 30, 2003

NOTE 10 – LOANS PAYABLE

The Company issued two convertible promissory notes for a total of $30,000 in May 2002 and one promissory note for $25,000 in January 2003 and one promissory note for $15,000 in June 2003 which bear interest rates at 20%, 15% and 15% respectively. The two convertible notes had warrants attached, and were convertible into common stock within 60 and 90 days of issuance. Neither note was converted. Under their original terms, the notes were payable on or before either 60 or 90 days from issuance. The $20,000 note is in default, and began accruing interest at 25% in July 2002. The terms of the $10,000 note were extended to December 31, 2002. The $4,000 value of the warrants on the $20,000 note resulted in that note being issued at a discount which will be amortized over the life of the original note. A total of $2,000 was amortized against the discount and a total of $8,313 was accrued as interest on these notes at June 30, 2003.

NOTE 11 – DEFERRED REVENUE FROM JOINT VENTURE

The Company has entered into revenue sharing agreements with five individuals surrounding the Company’s International Long Distance (“ILD”) telecommunications operation which delivers long distance telephone service from wholesale telecommunication operators between the United States and India. The individuals advanced $175,000 against future revenues that would be generated by the ILD. The Company agreed to split the net profits of the IDL on a 50-50 basis during the first twelve months of ILD being in operation. Profits are defined as gross revenue from wholesalers less termination costs (the cost to terminate a telephone call in India charged by the India telephone company), less the Company’s India partners share of 30% and other expenses that approximate $20,000 a month. The maximum amount that the investors were to realize was a 100% return on investment. These advances were booked for financial statement purposes as Deferred Revenue on the balance sheet of the Company as of June 30, 2003 and will be recognized as revenue by the Company over twelve months once successful operation has begun. The Company is still working with its Indian partners and expects revenues to begin in the first calendar quarter of 2004.

NOTE 12 - SUBSEQUENT EVENT

On October 1, 2003, the Company entered into a promissory note for monies received in the amount of $10,000. The note is due and payable on November 1, 2003 at the rate of 12% interest per month with an administrative fee of $1,400 for a total due of $11,500. The Company is currently in default of said note and is negotiating the payment terms.

ITEM 2.        DESCRIPTION OF PROPERTY

               The Company does not own any real property. The Company’s only asset is cash.

               The Company’s administrative headquarters are located at 1327 Ocean Avenue, Suite M, Santa Monica, California 90401 and its telephone number is (310) 395-5374. There is no formal lease agreement for the Company’s offices which are on a month to month basis for $2,000 per month.

               During the year ended June 30, 2003, the Company capitalized $51,600 for Telecommunication Equipment.

               On August 15, 2001, Reward Enterprises, Inc. acquired Q Presents, Inc. with the issuance of 6,000,000 shares of common stock in exchange for all of the common stock of Q Presents, Inc. This transaction had an accounting date of August 31, 2001, which was the date that the transaction was final. The value of the stock issued at the fair market price of $0.35 per share was $2,100,000. The Company will periodically review this asset for possible impairment. At June 30, 2003 it was determined the asset was impaired due to the decline in the Company’s stock value, and a charge for the impairment of $2,100,000 was recorded under operating expenses on the Consolidated Statement of Operations for the year ended June 30,2003.

ITEM 3.        LEGAL PROCEEDINGS

               The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               There were no matters submitted to a vote by security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Common Shares of the Company are quoted on the NASD Over-The-Counter Bulletin Board. The OTCBB constitutes a limited and sporadic trading market and does not constitute an “established trading market”. There is no assurance that a regular trading market will be sustainable. A shareholder, may, therefore, be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company’s securities as pledged collateral for loans unless a regular trading market develops.

               At June 30, 2003, we had approximately 400 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us. Our company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "RWDE". The table shows the high and low bid of our company's common stock as reported on the Nasdaq National Market for the periods indicated.

Quarter ended
FYE 2002	High Bid	Low Bid
September 30, 2001	$0.85	$0.15
December 31, 2001	$0.15	$0.01
March 31, 2002	$0.01	$0.001
June 30, 2002	$0.17	$0.001
FYE 2003
September 30, 2002	$0.10	$0.01
December 31, 2002	$0.05	$0.01
March 31, 2003	$0.01	$0.001
June 30, 2003	$0.01	$0.001

               The above over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

               There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s securities.

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

Section 16(a)

               Our officers, directors and holders of 10% or more of the Company’s Common Stock have filed all Forms 3, 4 & 5.

Recent Sales of Unregistered Securities

               The Company has 18,722,000 shares of Common Stock issued and outstanding as of June 30, 2003. Of the 18,722,000 shares of the Company’s Common Stock outstanding 10,477,000 shares are freely tradable.

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

               In December 2001 the Company issued 890,000 shares of its common stock to twelve investors in consideration of $890 and between January and June 2002, the Company issued an additional 1,026,667 shares of common stock to eleven investors in consideration of $84,000. Two of these investors were granted warrants to purchase 25,000 and 5,000 shares of the company’s common stock at $0.25 per share. The shares which are legended under Rule 144 re-sale restrictions were issued pursuant to Rule 16(b) of the Securities Act of 1934.

               In April 2002, the Company issued 2,945,000 shares of common stock to an officer and consultant of the Company for prior services rendered in the amount of $14,725. The shares which are legended under Rule 144 re-sale restrictions were issued pursuant to Rule 16(b) of the Securities Act of 1934.

               Between July and September 2002, the Company issued an additional 293,333 shares of common stock to in consideration of $38,500. The shares which are legended under Rule 144 re-sale restrictions were issued pursuant to Rule 16(b) of the Securities Act of 1934.

               In October 2002, the Company issued 725,000 shares of common stock to a consultant and officer of the Company for prior services rendered in the amount of $7,250. The shares which are legended under Rule 144 re-sale restrictions were issued pursuant to Rule 16(b) of the Securities Act of 1934.

ITEM 6.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Results of Operations - Period From July 01, 2002 to June 30, 2003

               REVENUES: There were no revenues in the year ending June 30, 2003 as the Company has not commenced operations as of the date hereof other than an undertaking of a market analysis and development of strategic relationships in telecommunications. The Company does not anticipate that it will generate any material revenues from operations until at least the second quarter of 2003 – 2004.

               EXPENSES: During the year ending June 30, 2003, the Company incurred expenses of $2,396,881 as compared with $236,231 in the preceding year.

A summary of these expenditures is as follows:

Consulting Fees	$143,500 versus $0
Legal and Professional fees	$17,883 versus $61,445
Research and Development	$4,705 versus $83,330
Office and Administration	$87,628 versus $60,053
Travel and promotion	$13,969 versus $11,807
Depreciation and Amortization	$29,196 versus $19,596
Loss on Impairment of Asset	$2,100,000 versus $0
Total	$2,396,881 versus $236,231

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

At June 30, 2003, the Corporation had 18,722,000 shares of common stock outstanding. During the fourth quarter ended June 30, 2003, the Corporation issued 293,333 shares for $38,500. Cash on hand at June 30, 2003 was $12,835 which is held at the Bank of America in Los Angeles, California.

The Company has entered into revenue sharing agreements with five individuals surrounding the Company’s International Long Distance (“ILD”) telecommunications operation which delivers long distance telephone service from wholesale telecommunication operators between the United States and India. The individuals advanced $175,000 against future revenues that would be generated by the ILD. The Company agreed to split the net profits of the IDL on a 50-50 basis during the first twelve months of ILD being in operation. Profits are defined as gross revenue from wholesalers less termination costs (the cost to terminate a telephone call in India charged by the India telephone company), less the Company’s India partners share of 30% and other expenses that approximate $20,000 a month. The maximum amount that the investors were to realize was a 100% return on investment. These advances were booked for financial statement purposes as Deferred Revenue on the balance sheet of the Company as of June 30, 2003 and will be recognized as revenue by the Company over twelve months once successful operation has begun. The Company is still working with its Indian partners and expects revenues to begin in the first calendar quarter of 2004.

On October 1, 2003, the Company entered into a promissory note for monies received in the amount of $10,000. The note is due and payable on November 1, 2003 at the rate of 12% interest per month with an administrative fee of $1,400 for a total due of $11,500.

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

INFLATION

Inflation has not been a factor during the year ending June 30, 2003. While inflationary forces are moderately higher than in 2002, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.

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

               We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives. In the event we experience substantial growth in the future, our business and results of operations may be materially affected by changes in interest rates and certain other credit risk associated with its operations.

Acquisition of Plant and Equipment

               We do not own any plant facilities or equipment. The Company does not intend to purchase a plant or significant equipment.

               During the year ended June 30, 2003, the Company capitalized $51,600 for telecommunications equipment relating to the operation of its international long distance venture.

ITEM 7.        FINANCIAL STATEMENTS

Reference is made to the financial statements, the reports thereon, the notes hereto, and supplementary data commencing at page F-1 of this Form 10-KSB, which financial statements, reports, notes, and data are incorporated herein by reference.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.        Controls and Procedures

Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a) – 14(c) promulgated under the Securities Exchange Act of 1934) as of a date (“the Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Edward Withrow III (age 39)– Chairman of the Board and CEO (as of August 2001), Member of Audit Committee

               Mr. Withrow has been an entrepreneur the majority of his professional career spanning fourteen years. The majority of the years were spent raising capital and understanding the winning formulas for success in the marketplace. In 2001 Mr. Withrow founded Q Presents, Inc, a media and communications holding company whose strategic plan was to acquire, streamline, upgrade and consolidate existing companies who had found themselves on the wrong side of the technology implosion. Q Presents merged with Reward Enterprises, Inc in March 2001. In 1999 Mr. Withrow co-founded Simplyfamily.com, an integrated vertical commerce community targeting the family. Simplyfamily.com is presently one of the largest independent family based communities operating on the Internet. In 1995 Mr. Withrow co-founded Family Store Entertainment that successfully produced and distributed high-end educational entertainment product for children ages 2 years to 10 years old. Family Store Entertainment was one of the first companies to penetrate the sell thru video market by way large grocery store chains such as Albertsons, Safeway, Ralph’s and Kroger. In 1993 Mr. Withrow was a principal of The Withrow Group a Los Angeles based, Entertainment Company that developed and packaged filmed entertainment. In 1991 Mr. Withrow co-founded and was a principal in Box Office Partners, a foreign distribution and acquisition fund. Mr. Withrow spearheaded the capitalization of the funds, Box Office Partners 1, 2, and 3. Prior to this Mr. Withrow worked for a number of financial institutions; Paine Webber, Sheffield Partners, Common Market Exchange in both, a retail and investment banking position. Mr. Withrow sits on a number of technology and media company advisory boards. Mr. Withrow is Chairman and co-founder of Save Our Children, Inc a, non-profit child abuse awareness foundation. He is an active member of Planet Hope, Inc a foundation that addresses the needs of homeless children and women and whose honorary chairperson is Lee Iacocca. Mr. Withrow attended the University California Santa Barbara.

Ron Hall (age 45)- Director (as of August 2001), Member of Audit Committee

               Ron Hall is an Executive Vice –President and Co-Founder of DigitalGen, a developer of computer search engine technology and the successful online shopping portal BrandNameStores.com. In his current position, Mr. Hall leads BrandNameStores.com’s efforts to attract international vendors to the portal. Prior to setting up DigitalGen in 1998, Mr. Hall served as regional manager of IDG, the worlds leading computer book and magazine publisher. In his six years with IDG, Mr. Hall established himself as the top revenue producer responsible for more than $9 million of revenue annually. During his tenure with IDG, Mr. Hall was responsible for the acquisition of many major corporate accounts including Hewlett Packard, Sun Microsystems, Intel, Novell and Oracle. From 1990 to 1992, Mr. Hall was a Vice-President with The Stillman Group responsible for representing nine publications in the competitive advertising marketplace. From 1984 to 1990, Mr. Hall was a district director with the copier company Pitney Bowes, Inc.

Joseph C. Vigliarolo (age 42)-Chief Financial Officer (as of July, 2002)

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

ITEM 10.        Executive Compensation

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

The following table sets forth compensation information for our fiscal period ended June 30, 2003

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal	Year	Salary	Bonus	Other	Restricted	Securities	LTIP	All Other
Position [1]		($)	($)	Annual	Stock	Underlying	Payouts	Compensation
				Compensation	Award(s)	Options / SARs	($)	($)
				($)	($)	(#)

Edward Withrow	2003	81,000	0	0	0	0	0	0
Chief Executive	2002
Officer, President
Director

Joseph Vigliarolo,	2003	53,500	0	0	0	0	0	0
CFO

Ron Hall, Director	2002	0	0	0	0	0	0	0

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

Option Grants In The Last Fiscal Year

               None

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

               None

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

               The Company does not intend to pay its directors compensation for the fiscal year ended June 30, 2003. However, the Company may issue stock options to directors and executive officers in the fiscal year ending June 30, 2004.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A on or before November 06, 2001 is incorporated herein by reference.

               The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of June 30, 2003 by: (i) each person known to the Company to own more than five percent (5%) of any class of the voting securities; (ii) each of the directors; and (iii) all of the directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Amount and		Percent
Name and Address	Nature of		of Class [1]
of Beneficial Owner	Beneficial Owner	Position

Edward Withrow	5,545,000[2]	President, Chief Executive Officer and a member of the	30.13%
		Board of Directors

Joseph Vigliarolo	1,000,000	Chief Financial Officer	5.34%

Warren Withrow [3]	3,100,000[2]		16.84%

All officer and	6,545,000		33.69%
Directors as a Group
(1 Person)

[1]	Based on an aggregate 18,722,000 shares outstanding as of June 30, 2003.

[2]
Includes (i) options to acquire 500,000 shares of our common stock at $0.04 per share and (ii) options to acquire 200,000 shares of our common stock at $0.10 per share, which are immediately exercisable.

[3]	On May 16, 2002 Warren Withrow resigned from the Board of Directors and as an Officer of the Company.

               The Company may issue additional options to the Directors and Executive Officers in the fiscal year ending June 30, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

               Federal securities laws require the Company's directors and executive officers and persons who own more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company.

               To the Company's knowledge all of the Company's directors, executive officers, and greater-than-10% beneficial owners made all required filings on a timely basis for the fiscal year ended June 30, 2003.

ITEM 12.        Certain Relationships and Related Transactions

               The information set forth under the caption "Certain Relationships and Related Transactions between Management and the Company" in the Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A on or before November 06, 2001 is incorporated herein by reference.

               During 2003, the Company paid only those salaries and other compensation to its Named Executive Officers as set forth under the heading "Executive Compensation."

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

               During the fourth quarter of the fiscal year ended June 30, 2003 the Company filed no reports on Form 8-K.

Exhibits

The following exhibits are incorporated herein:

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Williams & Webster, P.S., the Company's principal accountants, billed the Company $16,500 for the year ended June 30, 2003 and $22,805 for the year ended June 30, 2002 for professional services rendered by Williams & Webster, P.S. for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-Q and services normally provided by Williams & Webster, P.S. in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

For the years ended June 30, 2003 and June 30, 2002, Williams & Webster, P.S. did not provide the Company with any services for assurance and related services that were not are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "--Audit Fees."

Tax Fees

For the years ended June 30, 2003 and June 30, 2002, Williams & Webster, P.S. billed the Company $ --0-- and $ 1,225, respectively, for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended June 30, 2003 and June 30, 2002, Williams & Webster, P.S. did not bill the Company for products and services other than those described above.

Audit Committee Pre-Approval Policies

The audit committee currently does not have any pre-approval policies or procedures concerning services performed by Williams & Webster, P.S. All the services performed by Williams & Webster, P.S. that are described above were pre-approved by the audit committee. Less than 50% of the hours expended on Williams & Webster, P.S. engagement to audit the Company's financial statements for the fiscal years ended June 30, 200 and 2002 were attributed to work performed by persons other than Williams & Webster, P.S.’s full-time, permanent employees.

SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Dated this 15th day of December, 2003.

REWARD ENTERPRISES, INC.

BY:	/s/ Edward Withrow
Edward Withrow, Chief Executive Officer

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward Withrow
Edward Withrow	Chief Executive Officer, and Director	December 15, 2003
(Principal Executive Officer)
/s/ Ron Hall
Ron Hall	Secretary and Director	December 15, 2003

/s/ Joseph Vigliarolo
Joseph Vigliarolo	Chief Financial Officer	December 15, 2003
(Principal Financial Officer)