Form 10QSB
period 2003-09-30
REWARD ENTERPRISES INC
filed 2003-12-19
CIK 1067342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2003

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 000-27259

REWARD ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0203927
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1327 Ocean Avenue, Suite M, Santa Monica, California 90401
(Address of principal executive offices)

(310) 395-5374
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

18,722,000 common shares issued and outstanding as of December 15, 2003

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I — FINANCIAL INFORMATION

REWARD ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	June 30,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$12,835
TOTAL CURRENT ASSETS	-	12,835

PROPERTY AND EQUIPMENT
Telecommunications Equipment	51,600	51,600
Website	145,979	145,979
Accumulated depreciation and amortization	(55,959)	(48,660)
TOTAL PROPERTY AND EQUIPMENT	141,620	148,919

OTHER ASSETS
Goodwill	-	-

TOTAL ASSETS	$141,620	$161,754

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$77,448	$35,717
Accounts payable - related party	15,000	-
Interest payable	11,338	8,313
Notes payable, net of discount	70,000	70,000
Deferred income from Joint Venture	175,000	175,000
TOTAL CURRENT LIABILITIES	348,786	289,030

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$0.001 par value;18,722,000 and 18,722,000 shares
issued and outstanding, respectively	18,722	18,722
Additional paid-in capital	2,941,593	2,941,593
Stock options	10,400	10,400
Accumulated deficit during development stage	(3,177,881)	(3,097,991)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(207,166)	(127,276)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$141,620	$161,754

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			December 12,
			1997
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2003	2002	2003
	(Unaudited)	(Unaudited)	(Unaudited)

R E V E N U E S	$-	$-	$-

E X P E N S E S
Consulting fees	56,250	21,000	487,888
General and administrative	12,734	19,435	163,057
Legal and professional fees	-	6,500	174,211
Travel and entertainment	582	8,201	49,467
Depreciation and amortization	7,299	7,299	59,725
Research and development	-	1,750	88,035
Loss on impairment of asset	-	-	2,165,160
TOTAL OPERATING EXPENSES	76,865	64,185	3,187,543

OTHER INCOME AND EXPENSE
Interest expense	3,025	3,512	15,338
Gain from debt forgiveness	-	-	(25,000)
TOTAL OTHER EXPENSE	3,025	3,512	(9,662)

LOSS BEFORE INCOME TAXES	(79,890)	(67,697)	(3,177,881)

PROVISION FOR TAXES	-	-	-

NET LOSS	(79,890)	(67,697)	(3,177,881)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING	18,722,000	17,927,000

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Stock	Accumulated	Accumulated
	Common Stock				Options	Deficit During	Other	Total
	Number		Additional	Subscriptions	and	Development	Comprehesive	Stockholders'
	of Shares	Amount	Paid-in	Receivable	Warrants	Stage	Income (Loss)	Equity
Issuance of common stock in April 1998
for services valued at $0.01 per share	1,000,000	$1,000	$9,000	$(10,000)	$-	$-	$-	$-
Net loss for period ending June 30, 1998	-	-	-	-	-	(10,000)	-	(10,000)
Balance, June 30, 1998	1,000,000	1,000	9,000	(10,000)	-	(10,000)	-	(10,000)
Issuance of common stock in May 1999
for cash at an average of $0.10 per share	1,715,000	1,715	169,785	-	-	-	-	171,500
Foreign currency translation loss	-	-	-	-	-	-	(215)	(215)
Net loss for year ending June 30, 1999	-	-	-	-		(62,506)	-	(62,506)
Balance, June 30, 1999	2,715,000	2,715	178,785	(10,000)	-	(72,506)	(215)	98,779
Payables provided for stock subscription	-	-	-	10,000	-	-	-	10,000
Net loss for year ending June 30, 2000	-	-	-	-	-	(228,659)	-	(228,659)
Foreign currency translation gain	-	-	-	-	-	-	29	29
Balance, June 30, 2000	2,715,000	2,715	178,785	-	-	(301,165)	(186)	(119,851)
Issuance of common stock in October 2000
for cash at $0.001 per share	10,000,000	10,000	-	-	-	-	-	10,000
Issuance of common stock in October 2000
for payment on loans payable at
$0.001 per share	200,000	200	-	-	-	-	-	200
Stock options exercised at an average of $0.10
per share in exchange for consulting fees	2,230,000	2,230	222,770	-	-	-	-	225,000
Stock options exercised at an average of $0.14
per share in exchange for cash	1,325,000	1,325	179,925	-	-	-	-	181,250
Foreign currency translation loss	-	-	-	-	-	-	(60)	(60)
Net loss for the year ended June 30, 2001	-	-	-	-	-	(151,401)	-	(151,401)
Balance, June 30, 2001	16,470,000	16,470	581,480	-	-	(452,566)	(246)	145,138
Common stock issued in merger with
Q-Presents, Inc. at $0.35 per share	6,000,000	6,000	2,094,000	-	-	-	-	2,100,000
Common stock cancelled as part of
merger with Q-Presents, Inc.	(10,200,000)	(10,200)	10,200	-	-	-	-	-
Stock options exercised at an average of $0.175
per share in exchange for cash	572,000	572	112,428	-	-	-	-	113,000
Issuance of common stock in December 2001
for cash at $0.001 per share	890,000	890	-	-	-	-	-	890
Issuance of common stock in exchange
for services at $0.005 per share	2,945,000	2,945	11,780	-	-	-	-	14,725
Stock options issued for compensation
in December 2001	-	-	-	-	10,400	-	-	10,400
Issuance of common stock in January and March
2002 for cash at an average of $0.15 per share	660,000	660	30,840	-	-	-	-	31,500
Issuance of stock warrants attached to
promissory notes in May 2002	-	-	-	-	4,000	-	-	4,000
Issuance of common stock in May and June
2002 for cash at an average of $0.12 per share	366,667	367	52,133	-	-	-	-	52,500
Foreign currency translation gain	-	-	-	-	-	-	246	246
Net loss for the year ended June 30, 2002	-	-	-	-	-	(238,921)	-	(238,921)
Balance, June 30, 2002	17,703,667	17,704	2,892,861	-	14,400	(691,487)	-	2,233,478
Issuance of common stock in July and September								-
2002 for cash at an average of $0.12 per share	293,333	293	38,207	-	-	-	-	38,500
Issuance of common stock in October 2002
for Consulting Services	725,000	725	6,525	-			-	7,250
Expiration of Stock Warrants, May, 2003			4,000	-	(4,000)		-	-
Net loss for the period ended June 30, 2003	-	-	-	-	-	(2,406,504)	-	(2,406,504)
Balance, June 30, 2003	18,722,000	18,722	2,941,593	-	10,400	(3,097,991)	-	(127,276)
Net loss for the period ended September 30, 2003	-	-	-	-	-	(79,890)	-	(79,890)
Balance, September 30, 2003 (Unaudited)	18,722,000	$18,722	$2,941,593	-	$10,400	$(3,177,881)	$-	$(207,166)

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Dec 12,1997
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2003	2002	2003
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net loss	$(79,890)	$(67,697)	$(3,177,881)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	7,299	7,299	59,593
Related party receivable reclass to compensation	-	-	26,000
Loss on impairment	-	-	2,165,160
Gain on forgiveness of debt	-	-	(25,000)
Services provided in exchange for stock	-	-	31,975
Stock issued in exchange for payables	-	-	235,000
Stock options issued for compensation	-		14,400
Discount on note payable	-	2,000	-
Changes in assets and liabilities:
Other assets	-	-	(60,000)
Accounts receivable, related party	-	-	(26,000)
Accounts payable	41,731	6,556	(77,492)
Accounts payable - related party	15,000	-	15,000
Accrued expenses	3,025	1,512	166,338
Due to Joint Venture	-	-	175,000
Net cash used by operating activities	(12,835)	(50,330)	(477,907)

Cash Flows From Investing Activities:
Changes to property and equipment	-	-	(60,526)
Decrease (increase) in loans receivable	-	-	(140,000)
Cash from merger acquisition	-	-	9,093
Net cash provided (used) by investing activities	-	-	(191,433)

Cash Flows From Financing Activities:
Proceeds from related party loans	-	-	3,600
Payment on related party loans	-	-	(3,400)
Proceeds from promissory notes	-	-	70,000
Issuance of stock	-	38,500	599,140
Net cash provided by financing activities	-	38,500	669,340

Net increase (decrease) in cash and cash equivalents	(12,835)	(11,830)	-

Cash and cash equivalents, beginning of period	12,835	24,717	-

Cash and cash equivalents, end of period	$-	$12,887	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Services exchanged for common stock	$-	$-	$31,975
Subscribed stock in exchange for payables	$-	$-	$10,000
Payables exchanged for shares of stock	$-	$-	$160,000
Stock issued in payment of loans payable	$-	$-	$200
Stock issued for accrued consulting fees	$-	$-	$65,000
Stock options issued for compensation	$-	$-	$14,400
Stock issued for subsidiary	$-	$-	$2,100,000
Website acquired through merger	$-	$-	$145,979

The accompanying notes are an integral part of these financial statements.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2003

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

Accounting Methods
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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
September 30, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $79,890 for the quarter ended September 30, 2003, and has no revenue. The Company is currently putting technology in place that will, if successful, mitigate this factor that raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

At September 30, 2003 and 2002, the Company has net operating loss carryforwards of approximately $3,000,000, and $690,000 which expire in the years through 2023.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2003

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

The Company impaired the remaining value of its goodwill of $2,100,000, acquired in prior years under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) during the year ending June 30, 2003. Under SFAS 142, the Company is required to periodically assess the value of its intangible assets to determine underlying value.

The Company has recorded an impairment to its software license website and computer hardware of $65,160 during the year ended June 30, 2001, effectively reducing the recorded amount of these assets to $1,191 at June 30, 2001. As of June 30, 2003, the Company had deemed its goodwill recorded on its financial statements to be impaired (See Note 5).

Web Site Development
The Company has adopted SOP 98-1 as amplified by EITF 00-2, “Accounting for Web Site Development Costs.” In accordance with this adoption, the Company has capitalized website development costs. During the year ended June 30, 2002, the Company capitalized $145,979 of website development costs, which were acquired in the August 15, 2001 merger. The Company has recently entered into the specialized international communications market and continues to utilize the website for this purpose. In November 2001, the Company began amortizing the web site costs using the straight-line method over a five year expected life for a total amortization expense of $7,299 at September 30, 2003.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2003

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

At September 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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
September 30, 2003

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (hereinafter “SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS 123. Accordingly, there is no change in disclosure requirements due to SFAS 148.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (hereinafter “SFAS No. 145”), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, “Accounting for Intangible Assets of Motor Carriers”, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 and does not believe that the adoption will have a material effect on the financial statements of the Company at September 30, 2003.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2003.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (hereinafter “SFAS No. 143”). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2003.

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
September 30, 2003

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
(A Development Stage Company)
September 30, 2003

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
September 30, 2003

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
September 30, 2003

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
September 30, 2003

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

Following is a summary of the Company’s stock options:

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price
Outstanding at 6-30-2002	1,803,000	$0.10
Granted
Exercised
Forfeited
Outstanding at 6-30-2003	1,803,000	$0.10

Options exercisable at 6-30-2003	1,803,000

Weighted average fair value of options granted
during the year ended June 30, 2002		$0.01

Outstanding at 6-30-2003	1,803,000	$0.10
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at 9-30-2003	1,803,000	$0.10

Options exercisable at 9-30-2003	1,803,000

Weighted average fair value of options granted
during the period ended September 30, 2003		-

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2003

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

The Company has yet to finalize compensation agreements with its officers, but has plans to do so in the very near future. These advances were written off as compensation in June 30, 2003. In the period ended September 30, 2003, the Company expensed a total of $46,250 to two of its officers as independent contractors and consultants. At September 30, 2003, the Company owed an additional $15,000 to an officer of the Company, and this liability is recorded as accounts payable – related party.

From time to time the Company receives funds from related parties in the form of loans. These are recorded as unsecured, non-interest bearing, short-term loans, payable upon demand. At September 30, 2003, there were no related party loans outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In September 2001, the Company also entered into a letter of intent with Live Media Events, Inc. On January 10, 2002, the Company and Live Media Events, Inc. entered into a cancellation and mutual release agreement on the aforementioned letter of intent.

In February 2002, the Company entered into a non-exclusive financial advisory contract with SBI USA, a member of Softbank Investment Group. In consideration for the services of SBI, the Company is obligated to pay a $12,500 retainer which becomes due and payable upon funding the Company’s $500,000 promissory note. The Company also granted common stock warrants pursuant to this agreement. (See Note 7.) At September 30, 2003, the Company has not paid any of the retainer, and has not received any funding from the issuance of the aforementioned promissory note.

The Company’s officers are employed as independent contractors and consultants, and as such, are responsible for all related payroll taxes arising from any payments made to them by the Company.

On June 1, 2003, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC. The terms of the agreement are $10,000 per month for a six month period ending November 2003.

REWARD ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
(A Development Stage Company)
September 30, 2003

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

Item. 2 Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING SEPTEMBER 30, 2003 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S CONSOLIDATED FINANCIALS STATEMENTS, INCLUDING THE NOTES THERETO, CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

In early 2001, the Corporation became aware that it would likely not be able to continue with its efforts to develop an Internet gaming site, primarily as a result of the poor financial conditions in the marketplace. The Board of Directors then commenced a search for a new opportunity that would allow the Corporation to remain active in the Internet sector on a profitable basis. Q Presents, Inc., a Santa Monica, California (hereinafter “QP”) based private corporation, provided an ideal match which on April 12, 2001 resulted in an Acquisition Agreement between Reward and QP. Subsequently, the new management made the decision to balance its technology-based business model with a complimentary non-technical or “Old Economy” based business. Management made the decision to license the rights to an “Old Economy” business as opposed to creating one internally. New management has recently entered into the specialized international communications market to provide international voice, Internet access and global network services to corporate clients, communication carriers and Internet service providers. The Company will utilize the web-based platform that was originally intended as an event registration and automation solution for its telecommunication business.

RESULTS OF OPERATIONS

There were no revenues in the quarter ending September 30, 2003.

During the three months ending September 30, 2003, the Corporation incurred operating expenses of $79,890 compared to $64,185 for the three months ending September 30, 2002.

These expenses primarily consisted of general and administration costs of $12,734, amortization of $7,299, consulting of $56,250 and travel of $582.

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

LIQUIDITY AND CAPITAL RESOURCES

The Corporation has to date, financed its development stage by the sale of common stock. At September 30, 2003, the Corporation had 18,722,000 shares of common stock outstanding. During the period ended September 30, 2003, the Corporation did not issue any shares of its Common stock. The Company is overdrawn at the Bank of America in Los Angeles, California. The overdraft is included in Accounts Payable on the Balance Sheet for a total of $4,231.

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

INFLATION

Inflation has not been a factor during the three months ending September 30, 2003. While inflationary forces are moderately higher than in 2002, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.

Item 3. Controls and Procedures.

The Company's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company’s Chief Executive Officer and Chief Financial Officer have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

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

(b) Reports of Form 8-K.

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reward Enterprises, Inc.
(Registrant)

Date: December 18, 2003	By:	/s/ Ted Withrow

Ted Withrow
President, Chief Executive Officer, Principal Executive Officer, Director

Date: December 18, 2003	By:	/s/ Joe Vigliarolo

Joe Vigliarolo
Chief Financial Officer, Principal Financial Officer,