Form 10QSB
period 2003-12-31
REWARD ENTERPRISES INC
filed 2004-02-10
CIK 1067342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended December 31, 2003

Commission File Number 000-31233

Reward Enterprises, Inc.
(Name of Issuer)

Nevada	000-27259	98-0203927
(State of Incorporation)	(Commission File No.)	(IRS Employer Identification No.)

1327 Ocean Avenue, Suite M

Santa Monica, California 90401

(Address of principal executive offices)

(310) 395-5374

(Registrant's telephone number)

Transitional Small business Disclosure Format (Check one): Yes [] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS
REWARD ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	June 30,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	117	$12,835
Accounts receivable, related party	-	-
TOTAL CURRENT ASSETS	117	12,835

PROPERTY AND EQUIPMENT
Telecommunications Equipment	51,600	51,600
Website	145,979	145,979
Accumulated depreciation and amortization	(63,258)	(48,660)
TOTAL PROPERTY AND EQUIPMENT	134,321	148,919

OTHER ASSETS
Goodwill	-	-

TOTAL ASSETS	134,438	$161,754

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	111,217	$35,717
Interest payable	14,638	8,313
Notes payable, net of discount	81,500	70,000
Deferred income from Joint Venture	175,000	175,000
TOTAL CURRENT LIABILITIES	382,355	289,030

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized,
$0.001 par value;18,722,000 and 18,722,000 shares
issued and outstanding, respectively	18,722	18,722
Additional paid-in capital	2,941,593	2,941,593
Stock options	10,400	10,400
Accumulated deficit during development stage	(3,218,632)	(3,097,991)
TOTAL STOCKHOLDERS' EQUITY	(247,917)	(127,276)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	134,438	$161,754

REWARD ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended December 31,2003 (Unaudited)	Three Months Ended December 31,2002 (Unaudited)	Six Months Ended December 31,2003 (Unaudited)	Six Months Ended December 31 2002 (Unaudited)	December 12,1997 (Inception) Through December 31,2003 (Unaudited
R E V E N U E S	-	-	-	-	-

E X P E N S E S
Consulting fees	20,000	34,000	76,250	55,000	507,888
General and administrative	10,113	30,945	22,847	50,380	173,170
Legal and professional fees	-	5,551	-	12,051	174,211
Travel and entertainment	39	3,182	621	11,383	49,506
Depreciation and amortization	7,299	7,299	14,598	14,598	67,024
Research and development	-	955	-	2,705	88,035
Loss on impairment of asset		-		-	2,165,160
TOTAL OPERATING EXPENSES	37,451	81,932	114,316	146,117	3,224,994

OTHER INCOME AND EXPENSE
Interest expense	3,300	1,512	6,325	5,024	18,638
Gain from debt forgiveness	-	-	-	-	(25,000)
TOTAL OTHER EXPENSE	3,300	1,512	6,325	5,024	(6,362)

LOSS BEFORE INCOME TAXES	(40,751)	(83,444)	(120,641)	(151,141)	(3,218,632)

PROVISION FOR TAXES	-	-	-	-	-

NET LOSS	(40,751)	(83,444)	(120,641)	(151,141)	(3,218,632)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	-		-		-

COMPREHENSIVE LOSS	(40,751)	(83,444)	(120,641)	(151,141)	(3,218,632)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	(0.00)	(0.00)	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING	18,722,000	18,690,132	18,722,000	18,281,035

	Common Stock
	Number of Shares		Additional Paid-in	Subscriptions Receivable	Stock Options and Warrants	Accumulated Deficit During Development Stage	Total Stockholders Equity

Issuance of common stock in April 1998 for services valued at $0.01 per share
	1,000,000	1,000	9,000	(10,000)	-	-	-

Net loss for period ending June 30, 1998
	-	-	-	-	-	(10,000)	(10,000)
Balance, June 30, 1998
	1,000,000	1,000	9,000	(10,000)	-	(10,000)	(10,000)
Issuance of common stock in May 1999 for cash at an average of $0.10 per share
	1,715,000	1,715	169,785	-	-	-	171,500
Net loss for year ending June 30, 1999
	-	-	-	-		(62,506)	(62,506)
Balance, June 30, 1999
	2,715,000	2,715	178,785	(10,000)	-	(72,506)	98,994
Payables provided for stock subscription
	-	-	-	10,000	-	-	10,000
Net loss for year ending June 30, 2000
	-	-	-	-	-	(228,659)	(228,659)
Balance, June 30, 2000
	2,715,000	2,715	178,785	-	-	(301,165)	(119,665)
Issuance of common stock in October 2000 for cash at $0.001 per share
	10,000,000	10,000	-	-	-	-	10,000
Issuance of common stock in October 2000 for payment on loans payable at$0.001 per share
	200,000	200	-	-	-	-	200
Stock options exercised at an average of $0.10 per share in exchange for consulting fees
	2,230,000	2,230	222,770	-	-	-	225,000
Stock options exercised at an average of $0.14 per share in exchange for cash
	1,325,000	1,325	179,925	-	-	-	181,250
Net loss for the year ended June 30, 2001
	-	-	-	-	-	(151,401)	(151,401)
Balance, June 30, 2001
	16,470,000	16,470	581,480	-	-	(452,566)	145,384
Common stock issued in merger with Q-Presents, Inc. at $0.35 per share
	6,000,000	6,000	2,094,000	-	-	-	2,100,000
Common stock cancelled as part of merger with Q-Presents, Inc.
	(10,200,000)	(10,200)	10,200	-	-	-	-
Stock options exercised at an average of $0.175 per share in exchange for cash
	572,000	572	112,428	-	-	-	113,000
Issuance of common stock in December 2001 for cash at $0.001 per share
	890,000	890	-	-	-	-	890
Issuance of common stock in exchange for services at $0.005 per share
	2,945,000	2,945	11,780	-	-	-	14,725
Stock options issued for compensation in December 2001
	-	-	-	-	10,400	-	10,400
Issuance of common stock in January and March 2002 for cash at an average of $0.15 per share
	660,000	660	30,840	-	-	-	31,500
Issuance of stock warrants attached to promissory notes in May 2002
	-	-	-	-	-	-	-

	366,667	367	52,133	-
Issuance of common stock in May and June 2002 for cash at an average of $0.12 per share
					-	-	52,500

Net loss for the year ended June 30, 2002
	-	-	-	-	-	(238,921)	(238,921)
Balance, June 30, 2002
	17,703,667	17,704	2,892,861	-	10,400	(691,487)	2,229,478
Issuance of common stock in July and September 2002 for cash at an average of $0.12 per share
	293,333	293	38,207	-	-	-	38,500
Issuance of common stock in October 2002 for Consulting Services
	725,000	725	6,525				7,250

Expiration of Stock Warrants, May, 2003			4,000				4000

Net loss for the period ended June 30, 2003
	-	-	-	-	-	(2,406,504)	(2,406,504)

Balance, June 30, 2003
	18,722,000	18,722	2,941,593	-	10,400	(3,097,991)	(127,276)

Net loss for the period ended December 31, 2003
	-	-	-	-	-	(120,641)	(120,641)

	18,722,000	18,722	2,941,593	-	10,400	(3,218,632)	(247,917)
Item. 2 Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING DECEMBER 31, 2003 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S CONSOLIDATED FINANCIALS STATEMENTS, INCLUDING THE NOTES THERETO, CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

In September 2001, the Board authorized the Corporation to enter into Consulting Agreements with both Mr. Edward W. Withrow III and Mr. Warren K. Withrow. The proposed Consulting Agreements called for terms of sixty (60) months, compensation of $3,500.00 USD monthly and the issuance of two options to purchase the aggregate of 700,000 shares of the Corporation's common stock, respectively. The compensation under these agreements have been changed to $10,000 per month, but will not become effective and payable until April 2002. The compensation under these agreements is currently being renegotiated. On May 16, 2002 Mr. Warren K. Withrow resigned as an officer and as a director of the Company. On July 1, 2002 Mr. Joseph Vigliarolo joined the Company as Chief Financial Officer.

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

RESULTS OF OPERATIONS

There were no revenues in the quarter ending December 31, 2003.

During the six months ending December 31, 2003, the Corporation incurred operating expenses of $120,641 compared to $151,141 for the six months ending December 31, 2002.

These expenses primarily consisted of general and administration costs of $22,847, amortization of $14,598, consulting of $76,250 and travel of $621.

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

LIQUIDITY AND CAPITAL RESOURCES

The Corporation has to date, financed its development stage by the sale of common stock. At December 31, 2003, the Corporation had 18,722,000 shares of common stock outstanding. During the period ended December 31, 2003, the Corporation did not issue any shares of its Common stock.

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

INFLATION

Inflation has not been a factor during the six months ending December 31, 2003. While inflationary forces are moderately higher than in 2002, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.

PART II  OTHER INFORMATION

Changes in Securities and Use of Proceeds

The Corporation had 18,722,000 shares of common stock issued and outstanding as of December 31, 2003. Of these shares approximately 9,835,000 can only be resold in compliance with Rule 144 limitations, adopted under the Securities Act of 1933 (the "Securities Act").

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

Common Stock

No common stock has been issued during the three-month period ending December 31, 2003.

Options

No options were granted during the three-month period ending December 31, 2003.

Item 6.

Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

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

Date: February 9, 2004

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

Date: February 9, 2004

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

Date: February 9, 2004

/s/ Joseph Vigliarolo

----------------------------------

Joseph Vigliarolo, CFO