Form 10QSB
period 2004-03-31
REWARD ENTERPRISES INC
filed 2004-06-22
CIK 1067342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                          COMMISSION FILE NUMBER 0-272592
                                                 --------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________TO __________________

                            REWARD ENTERPRISES, INC.
                            ------------------------
               (Exact name of registrant as specified in charter)

                  NEVADA                                  98-0203927
                  ------                                  ----------
     (State or other jurisdiction of              (I.R.S. Employer I.D. No.)
      incorporation or organization)

       2033 MAIN STREET, SUITE 500,
               SARASOTA, FL                                  34237
               ------------                                  -----
 (Address of principal executive offices)                    (Zip)

Issuer's telephone number, including area code          (941) 928-7394
                                                        --------------

          Securities registered pursuant to section 12 (b) of the Act:

   Title of each class             Name of each exchange on which registered
           NONE                                      NONE
           ----                                      ----

          Securities registered pursuant to section 12 (g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of Class)

      As of June 22, 2004, the Company had 44,122,000 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one).

                 Yes [_]                                    No [X]

                                     PART I

                             FINANCIAL INFORMATION

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

      This Form 10-QSB contains "forward-looking statements" relating to Reward Enterprises, Inc. ("Reward") which represent Reward's current expectations or beliefs including, but not limited to, statements concerning Reward's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as losses, dependence on management, variability of quarterly results, and the ability of Reward to continue its growth strategy and competition, certain of which are beyond Reward's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

      Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                            REWARD ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31,             June 30,
                                                                           2004                 2003
                                                                        (Unaudited)           (Restated)
                                                                        -----------           -----------
ASSETS
     CURRENT ASSETS
        Cash and cash equivalents                                       $        --           $        --
        Accounts receivable, related party                                       --                    --
                                                                        -----------           -----------
            TOTAL CURRENT ASSETS                                                 --                    --
                                                                        -----------           -----------

     PROPERTY AND EQUIPMENT
        Telecommunications Equipment                                             --                    --
        Website                                                                  --                    --
        Accumulated depreciation and amortization                                --                    --
                                                                        -----------           -----------
            TOTAL PROPERTY AND EQUIPMENT                                         --                    --
                                                                        -----------           -----------

     OTHER ASSETS
        Goodwill                                                                 --                    --
                                                                        -----------           -----------

        TOTAL ASSETS                                                    $        --           $        --
                                                                        ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
        Accounts payable                                                $    43,696           $        --
        Interest payable                                                     17,938                 8,313
        Notes payable, net of discount                                       81,500                70,000
        Deferred income from Joint Venture                                       --                    --
                                                                        -----------           -----------
            TOTAL CURRENT LIABILITIES                                       143,134                78,313
                                                                        -----------           -----------

     COMMITMENTS AND CONTINGENCIES                                               --                    --
                                                                        -----------           -----------

     Net Liabilities from Discontinued Operations                            47,978                48,963
                                                                        -----------           -----------

     STOCKHOLDERS' EQUITY
        Common stock, 200,000,000 shares authorized,
            $0.001 par value;18,722,000  and 44,122,000 shares
            issued and outstanding, respectively                             44,122                18,722
        Additional paid-in capital                                        3,274,933             2,941,593
        Stock options                                                        10,400                10,400
        Accumulated deficit during development stage                     (3,520,567)           (3,097,991)
                                                                        -----------           -----------
        TOTAL STOCKHOLDERS' EQUITY                                         (191,112)             (127,276)
                                                                        -----------           -----------

        TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                        $        --           $        --
                                                                        ===========           ===========




                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                                    December 12,
                                                                                                                        1997
                                                                    Three Months                    Nine Months     (Inception)
                                                     Three Months       Ended       Nine Months         Ended         Through
                                                        Ended        March 31,          Ended        March 31,         31-Mar
                                                      March 31,         2003         March 31,          2003            2004
                                                        2004         (Restated)         2004         (Restated)      (Restated)
                                                      (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                     -----------    ------------    ------------    ------------    ------------

REVENUES                                             $         -    $          -    $          -    $          -     $         -
                                                     -----------    ------------    ------------    ------------    ------------
EXPENSES
   Consulting fees                                             -               -               -               -               -
   General and administrative                                  -               -               -               -               -
   Legal and professional fees                            20,397               -          20,397               -          20,397
   Travel and entertainment                                    -               -               -               -               -
   Depreciation and amortization                           4,866               -           4,866               -           4,866
   Research and development                                    -               -               -               -               -
   Loss on impairment of asset                                                 -                               -               -
                                                     -----------    ------------    ------------    ------------    ------------
      TOTAL OPERATING EXPENSES                            25,263               -          25,263               -          25,263
                                                     -----------    ------------    ------------    ------------    ------------

OTHER INCOME AND EXPENSE
   Interest expense                                        2,200               -           2,200               -           2,200
   Gain from debt forgiveness                                  -               -               -               -               -
                                                     -----------    ------------    ------------    ------------    ------------
      TOTAL OTHER EXPENSE                                  2,200               -           2,200               -           2,200
                                                     -----------    ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                                 (27,463)              -         (27,463)              -         (27,463)
                                                     -----------    ------------    ------------    ------------    ------------

PROVISION FOR TAXES                                            -               -               -               -               -
                                                     -----------    ------------    ------------    ------------    ------------

NET LOSS FROM CONTINUING OPERATIONS                      (27,463)              -         (27,463)              -         (27,463)
                                                     -----------    ------------    ------------    ------------    ------------

LOSS FROM DISCONTINUED OPERATONS                        (274,472)        (54,949)       (395,113)       (206,090)     (3,493,104)
                                                     -----------    ------------    ------------    ------------    ------------

NET LOSS                                             $  (301,935)   $    (54,949)   $   (422,576)   $   (206,090)   $ (3,520,567)
                                                     ===========    ============    ============    ============    ============

BASIC AND DILUTED
   NET INCOME PER
    COMMON SHARE - DISCONTINUED OPERATIONS           $       nil    $        nil    $        nil    $        nil
   NET INCOME PER COMMON SHARE - CONTINUING                 0.01             nil            0.01            0.01
                                                     -----------    ------------    ------------    ------------
      TOTAL NET INCOME PER SHARE                     $      0.01    $        nil    $       0.01    $       0.01
                                                     ===========    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK SHARES OUTSTANDING                    44,122,000      18,690,132      44,122,000      18,281,035
                                                     ===========    ============    ============    ============



                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                       Common Stock                                          Stock        Deficit
                                --------------------------                                  Options       During        Total
                                   Number                     Additional     Subscriptions    and       Development  Stockholders'
                                  of Shares     Amount          Paid-in       Receivable    Warrants      Stage         Equity
                                ------------- ------------ --------------- ------------- -----------   ------------ --------------

Issuance of common stock
 in April 1998 for
 services valued at
 $0.01 per share                   1,000,000  $     1,000   $       9,000  $    (10,000) $        -  $           -  $           -

Net loss for period
 ending June 30, 1998                      -            -               -             -           -        (10,000)       (10,000)
                                -------------    ---------   -------------   -----------   ---------   ------------   ------------

Balance, June 30, 1998             1,000,000        1,000           9,000       (10,000)          -        (10,000)       (10,000)

Issuance of common stock in
 May 1999 for cash at an
 average of $0.10 per share        1,715,000        1,715         169,785             -           -              -        171,500

Net loss for year
 ending June 30, 1999                      -            -               -             -                    (62,506)       (62,506)
                                -------------    ---------   -------------   -----------   ---------   ------------   ------------

Balance, June 30, 1999             2,715,000        2,715         178,785       (10,000)          -        (72,506)        98,994

Payables provided
 for stock subscription                    -            -               -        10,000           -              -         10,000

Net loss for year
 ending June 30, 2000                      -            -               -             -           -       (228,659)      (228,659)
                                -------------    ---------   -------------   -----------   ---------   ------------   ------------

Balance, June 30, 2000             2,715,000        2,715         178,785             -           -       (301,165)      (119,665)

Issuance of common stock
 in October 2000 for
 cash at $0.001 per share         10,000,000       10,000               -             -           -              -         10,000

Issuance of common stock
 in October 2000 for
 payment on loans payable
 at $0.001 per share                200,000          200               -             -           -              -            200

Stock options exercised
 at an average of  $0.10
 per share in exchange
 for consulting fees              2,230,000        2,230         222,770             -           -              -        225,000

Stock options exercised
 at an average of $0.14
 per share in
 exchange for cash                1,325,000        1,325         179,925             -           -              -        181,250

Net loss for the
 year ended June 30, 2001                 -            -               -             -           -       (151,401)      (151,401)
                                -------------    ---------   -------------   -----------   ---------   ------------   ------------

Balance, June 30, 2001            16,470,000       16,470         581,480             -           -       (452,566)       145,384

Common stock issued in
 merger with Q-Presents,
 Inc. at $0.35 per share           6,000,000        6,000       2,094,000             -           -              -      2,100,000

Common stock cancelled
 as part of merger
 with Q-Presents, Inc.           (10,200,000)     (10,200)         10,200             -           -              -              -

Stock options exercised
 at an average of
 $0.175 per share
 in exchange for cash                572,000          572         112,428             -           -              -        113,000

Issuance of common stock in
 December 2001 for cash
 at $0.001 per share                 890,000          890               -             -           -              -            890

Issuance of common stock
 in exchange for services
 at $0.005 per share               2,945,000        2,945          11,780             -           -              -         14,725

Stock options issued for
 compensation in December 2001             -            -               -             -      10,400              -         10,400

Issuance of common stock
 in January and March
 2002 for cash at an
 average of $0.15 per share          660,000          660          30,840             -           -              -         31,500

Issuance of stock warrants
 attached to promissory
 notes in May 2002                         -            -               -             -           -              -              -

Issuance of common stock in May
 and June 2002 for cash at an
 average of $0.12 per share          366,667          367          52,133             -           -              -         52,500

Net loss for the year
 ended June 30, 2002                       -            -               -             -           -       (238,921)      (238,921)
                                -------------    ---------   -------------   -----------   ---------   ------------   ------------

Balance, June 30, 2002            17,703,667       17,704       2,892,861             -      10,400       (691,487)     2,229,478

Issuance of common stock in
 July and September 2002 for
 cash at an average
 of $0.12 per share                  293,333          293          38,207             -           -              -         38,500

Issuance of common stock in
 October 2002 for
 Consulting Services                 725,000          725           6,525                                                   7,250

Expiration of
 Stock Warrants, May, 2003                                          4,000                                                    4000

Net loss for the
 period ended June 30, 2003                -            -               -             -           -     (2,406,504)    (2,406,504)
                                -------------    ---------   -------------   -----------   ---------   ------------   ------------

Balance, June 30, 2003            18,722,000  $    18,722  $    2,941,593   $         -   $  10,400  $  (3,097,991) $    (127,276)

Issuance of common stock
 in January 2004 for
services at $0.014 per share      25,400,000       25,400         333,340                                                 358,740

Net loss for the
 period ended March 31, 2004                                                                              (422,576)      (422,576)
                                -------------    ---------   -------------   -----------   ---------   ------------   ------------
Balance, March 31, 2004           44,122,000       44,122       3,274,933            $0     $10,400     (3,520,567)      (191,112)
                                =============    =========   =============   ===========   =========   ============   ============



                            REWARD ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Dec 12,1997
                                                                       Nine Months     (Inception)
                                                       Nine Months       Ended         Through
                                                         Ended          March 31,       March 31,
                                                        March 31,          2003           2004
                                                          2004         (Restated)     (Restated)
                                                       (Unaudited)     (Unaudited)    (Unaudited)
                                                      -------------   -------------  --------------

Cash Flows From Operating Activities:
     Net loss                                         $   (422,576)   $   (206,090)  $  (3,520,567)
     Loss from discontinued operations                     395,113         206,090       3,493,104
                                                      -------------   -------------  --------------
Loss from continuing operations                            (27,463)              -         (27,463)

     Adjustments to reconcile net loss
        Depreciation and amortization                        4,866          21,897          57,160
        Stock issued in exchange for payables                    -               -          10,000
            Accounts payable                                20,397          10,653          43,896
            Accrued expenses                                 2,200           5,201          17,938
            Net Cash Used in Discontinued Operations       (24,335)        (71,840)       (590,938)
                                                      -------------   -------------  --------------
     Cash used by operating activities                     (24,335)        (34,089)       (489,407)
                                                      -------------   -------------  --------------

Cash Flows From Investing Activities:
     Changes to property and equipment                           -         (51,600)        (60,526)
     Decrease (increase) in loans receivable                     -               -        (140,000)
     Cash from merger acquisition                                -               -           9,093
                                                      -------------   -------------  --------------
     Cash provided (used) by investing activities                -         (51,600)       (191,433)
                                                      -------------   -------------  --------------

Cash Flows From Financing Activities:
     Proceeds from related party loans                           -               -           3,600
     Payment on related party loans                              -               -          (3,400)
     Proceeds from promissory notes                         11,500          25,000          81,500
     Issuance of stock                                                      38,500         599,140
                                                      -------------   -------------  --------------
     Cash provided by financing activities                   11,500         63,500         680,840
                                                      -------------   -------------  --------------

Net increase (decrease) in cash and cash equivalents       (12,835)        (22,189)              -

     Foreign currency translation gain (loss)                    -               -               -

Cash and cash equivalents, beginning of period              12,835          24,717               -
                                                      -------------   -------------  --------------

Cash and cash equivalents, end of period              $           -   $      2,528   $           -
                                                      =============   =============  ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Interest expense paid                         $          -    $          -   $           -
                                                      =============   =============  ==============
        Income taxes paid                             $          -    $          -   $           -
                                                      =============   =============  ==============

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
     Services exchanged for common stock              $    358,740    $      7,250   $     390,715
     Subscribed stock in exchange for payables        $          -    $              $      10,000
     Payables exchanged for shares of stock           $          -    $              $     160,000
     Stock issued in payment of loans payable         $          -    $              $         200
     Stock issued for accrued consulting fees         $          -    $              $      65,000
     Stock options issued for compensation            $          -    $              $      14,400
     Stock issued for subsidiary                      $          -    $              $   2,100,000
     Website acquired through merger                  $          -    $              $     145,979


                    REWARD HEALTH CORPORATION AND SUBSIDIARY
              CONSOLIDATED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended June 30, 2003 of Reward Enterprises, Inc. (the "Company").

The interim financial statements present the condensed balance sheet, statements of operations, and cash flows of Reward Enterprises, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly financial position of the company as of March 31, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

During February of 2004, majority shareholders of the Company sold a controlling interest in the Company to Bell Investments, LLC of Sarasota, Florida. (See Note
2)

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $2,406,504 for the year ended June 30, 2003, with an accumulated loss from inception of approximately $3,097,991 at June 30, 2003. The Company's current liabilities exceed its current assets by approximately $143,134 as of March 31, 2004. The Company had a comprehensive net loss of $422,576 for the nine months ended March 31, 2004 and an accumulated deficit of $3,520,567 at March 31, 2004.

                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

1. BASIS OF PRESENTATION (CONTINUED)

These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability. Management's plan, in this regard, is to seek a suitable operating company for merger, that can generate revenues and the potential for earnings. In February of 2004, certain key shareholders of the Company sold a controlling interest in the Company to Bell Investments, LLC of Sarasota, Florida.

-ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Company expected to generate revenue through licensing its "Q" automated event management services and related supported offerings; licensing its intranet and online services; sales of dedicated advertising; sales of related merchandise; and its promotion and publicity services.

In early 2003, The Company's management entered into a joint venture to provide specialized international communications including international voice, internet access, and global network services to corporate clients, communication carriers and internet service providers. The Company planned to utilize the web-based platform that was originally intended as an event registration and automation solution for its telecommunication business.

As of the period ended March 31, 2004, the Company has terminated all of its operations. Certain shareholders of the Company have sold a controlling interest to Bell Investments, LLC of Sarasota, Florida, and Earl Ingarfield became the sole officer and director of the Company.

The Company's fiscal year end is June 30.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Reward is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

ACCOUNTING METHODS

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INTERIM FINANCIAL STATEMENTS

In the preceding period, ended December 31, 2003, the Company's prior management did not have the Company's financial statements reviewed by its auditors in accordance with Regulation S-X Article 10-01d. The Company expects to have the appropriate review conducted in the next three weeks and subsequently the required filings will be amended. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

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

At March 31, 2004 and June 30, 2003, the Company had net deferred tax assets of approximately $1,193,457 and $1,045,000, respectively, principally arising from net operating loss carryforwards for income tax purposes, and a $10,400 book-tax difference related to stock options issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established as of March 31, 2004 and June 30, 2003 in the amounts of $1,193,457 and $1045,000, respectively. The change in the allowance account from June 30, 2003 to March 31, 2004 was $148,457 as a result of a change in management's estimates. At March 31, 2004, the Company has net operating loss carryforwards of approximately $3,500,000, which expire in the years through 2023.

                    REWARD HEALTH CORPORATION AND SUBSIDIARY
              CONSOLIDATED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

IMPAIRED ASSET POLICY

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001. The Company adopted SFAS No. 144 during the year ended June 30, 2002.

The Company impaired the remaining value of its goodwill of $2,100,000, acquired in prior years under Financial Accounting Standards Board Statement Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) during the year ending June 30, 2003. Under SFAS 142, the Company is required to periodically assess the value of its intangible assets to determine underlying value.

The Company has recorded an impairment to its software license website and computer hardware of $65,160 during the year ended June 30, 2001, effectively reducing the recorded amount of these assets to $1,191 at June 30, 2001. As of June 30, 2003, the Company had deemed its goodwill recorded on its financial statements to be impaired (See Note 5).

WEB SITE DEVELOPMENT

The Company has adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with this adoption, the Company has capitalized website development costs. During the year ended June 30, 2002, the Company capitalized $145,979 of website development costs, which were acquired in the August 15, 2001 merger. The Company had entered into the specialized international communications market and continues to utilize the website for this purpose, however, these operations have been terminated.

                    REWARD HEALTH CORPORATION AND SUBSIDIARY
              CONSOLIDATED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE INSTRUMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At March 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

COMPENSATED ABSENCES

The Company currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that the adoption of this statement does not impact the Company's financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

                    REWARD HEALTH CORPORATION AND SUBSIDIARY
              CONSOLIDATED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

                    REWARD HEALTH CORPORATION AND SUBSIDIARY
              CONSOLIDATED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Q Presents, Inc., after elimination of intercompany accounts and transactions.

3. ACQUISITIONS

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

The assets and liabilities acquired were as follows as of August 31, 2001:


      Cash in bank                                   $     9,093
      Accounts receivable from officer                        96
      Website                                             43,000
                                                     -----------
           Total Assets                              $    52,189
                                                     ===========


      Accounts payable                               $    15,169
      Interest payable to Reward                           2,601
      Note payable to Reward                             140,000
                                                     -----------
           Total Liabilities                         $   157,777
                                                     ===========

      Liabilities in excess of assets                $   105,588
                                                     ===========

                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

3. ACQUISITIONS (CONTINUED)

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

In March 2004, the Company entered into a non-binding letter of intent with Magna Yachts, Inc., a Canadian corporation, to acquire 100% of the outstanding shares of Magna Yachts in exchange for a controlling interest of the Company's common stock. On April 28, 2004, the parties terminate the non-binding letter of intent.

4. PROPERTY AND EQUIPMENT

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

5. GOODWILL

The Company acquired  goodwill in the acquisition of Q Presents,  Inc. (See Note
3). This goodwill  will be accounted  for in accordance  with SFAS No. 142. (See
Note 2.) The Company will periodically review this asset for possible impairment. At June 30, 2003 it was determined the asset was impaired due to a permanent decline in the Company's stock value, and a charge for the impairment of $2,100,000 was recorded under operating expenses.

6. COMMON STOCK

In January 2004, the Company issued 23,000,000 shares of its common stock to Huntington Chase Financial Group in payment for consulting fees valued at $325,000.

In January 2004, the Company paid 2,400,000 shares of its Common Stock to unaffiliated third parties individual in payment for consulting services valued at $33,740.

7. STOCK OPTIONS AND WARRANTS

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

                    REWARD HEALTH CORPORATION AND SUBSIDIARY
              CONSOLIDATED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

7. STOCK OPTIONS AND WARRANTS (CONTINUED)

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

                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

7.  STOCK OPTIONS AND WARRANTS (CONTINUED)

Following is a summary of the Company's stock options:

                                                                  Weighted
                                                       Number     Average
                                                         Of       Exercise
                                                       Shares      Price
                                                    -----------  ----------
 Outstanding at 6-30-2002                             1,803,000  $     0.10
 Granted
 Exercised
 Forfeited
                                                    -----------  ----------
 Outstanding at 6-30-2003                             1,803,000  $     0.10
                                                    ===========  ==========

 Options exercisable at 6-30-2003                     1,803,000
                                                    ===========

 Outstanding at 6-30-2003                             1,803,000  $     0.10
 Granted                                                     --          --
 Exercised                                            1,400,000          --
 Forfeited                                              403,000          --
                                                    -----------  ----------
 Outstanding at 3-31-04                                      --  $     0.00
                                                    ===========  ==========

 Options exercisable at 3-31-04                              --
                                                    ===========


8. RELATED PARTY TRANSACTIONS

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

In the period ended December 31, 2003, the Company paid two of its officers a total of $46,250 as independent contractors and consultants. In the period ended March 31, 2004, the Company paid certain shareholders who could be defined as Related Parties, 24,000,000 shares of common stock for services, valued at $339,000.

                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

In February 2002, the Company entered into a non-exclusive financial advisory contract with SBI USA, a member of Softbank Investment Group. In consideration for the services of SBI, the Company is obligated to pay a $12,500 retainer which becomes due and payable upon funding the Company's $500,000 promissory note. The Company also granted common stock warrants pursuant to this agreement. (See Note 7.) At March 31, 2004, the Company has not paid any of the retainer, and has not received any funding from the issuance of the aforementioned promissory note.

On June 1, 2003, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC. The terms of the agreement are $10,000 per month for a six month period ending November 2003. All liabilities under this agreement were satisfied by the Company under terms of the January 15, 2004 issuance of 23,000,0000 shares of stock to Huntington Chase Financial Group, LLC.

10. LOANS PAYABLE

The Company issued two convertible promissory notes for a total of $30,000 in May 2002 and one promissory note for $25,000 in January 2003 and one promissory note for $15,000 in June 2003 which bear interest rates at 20%, 15% and 15% respectively. The two convertible notes had warrants attached, and were convertible into common stock within 60 and 90 days of issuance. Neither note was converted. Under their original terms, the notes were payable on or before either 60 or 90 days from issuance. The $20,000 note is in default, and began accruing interest at 25% in July 2002. The terms of the $10,000 note were extended to December 31, 2002. The $4,000 value of the warrants on the $20,000 note resulted in that note being issued at a discount which will be amortized over the life of the original note. On October 1, 2003, the Company entered into a promissory note for monies received in the amount of $10,000. The note is due and payable on November 1, 2003 at the rate of 12% interest per month with an administrative fee of $1,400 for a total due of $11,500. A total of $17,938 was accrued as interest on these notes at March 31, 2004.

In February of 2004, under terms of the Stock and Promissory Note Purchase Agreement executed between certain shareholders of the Company and Bell Investments, LLC of Sarasota, FL, the Notes described above in the total amount of $81,500 and the related interest accrued to the Notes of $17,938 was sold by the holders of the Notes to Bell Investments, LLC. Bell Investments, LLC, the majority stockholder of the Company, is now the holder of the Notes.

                    REWARD HEALTH CORPORATION AND SUBSIDIARY
              CONSOLIDATED NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

11. DEFERRED REVENUE FROM JOINT VENTURE

In early 2003, the Company entered into revenue sharing agreements with five individuals surrounding the Company's proposed International Long Distance ("ILD") telecommunications operation, which was to deliver long distance telephone service from wholesale telecommunication operators between the United States and India. The individuals advanced $175,000 against future revenues that would be generated by the ILD. The Company agreed to split the net profits of the IDL on a 50-50 basis during the first twelve months of ILD being in operation. Profits are defined as gross revenue from wholesalers less termination costs (the cost to terminate a telephone call in India charged by the India telephone company), less the Company's India partners share of 30% and other expenses that approximate $20,000 a month. The maximum amount that the investors were to realize was a 100% return on investment. These advances were booked for financial statement purposes as Deferred Revenue on the balance sheet of the Company as of June 30, 2003 and would have been recognized as revenue by the Company over the subsequent twelve months once operations began. The Company has terminated its joint venture relationship with the five individuals and a settlement occurred on the advances made to the Company. At present, the $175,000 deposit is still classified as deferred income in the liability section of the balance sheet until the item is further clarified in the June 30, 2004 accounting period.

12. SUBSEQUENT EVENTS

On April 28, 2004, the Company and Magna Yachts, Inc. terminated their non-binding letter of intent (see Note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

GENERAL

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein.
The information contained below includes statements of Reward Enterprises, Inc.'s ("Reward") or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Quarterly Report under the caption "Forward Looking Statements", which information is incorporated herein by reference.

GOING CONCERN

      As reflected in Reward's financial statements for the three months ended March 31, 2004, Reward's accumulated deficit of $3,520,567 and its working capital deficiency of $143,134 raise substantial doubt about its ability to continue as a going concern. The ability of Reward to continue as a going concern is dependent on Reward's ability to raise additional debt or capital. The financial statements for March 31, 2004 do not include any adjustments that might be necessary if Reward is unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. At each balance sheet date, management evaluates its estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below.

ACCOUNTING METHODS

      The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

INTERIM FINANCIAL STATEMENTS

      In the preceding period, ended December 31, 2003, the Company's prior management did not have the Company's financial statements reviewed by its auditors in accordance with Regulation S-X Article 10-01d. The Company expects to have the appropriate review conducted in the next three weeks and subsequently the required filings will be amended. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

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

      At March 31, 2004 and June 30, 2003, the Company had net deferred tax assets of approximately $1,193,457 and $1,045,000, respectively, principally arising from net operating loss carryforwards for income tax purposes, and a $10,400 book-tax difference related to stock options issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established as of March 31, 2004 and June 30, 2003 in the amounts of $1,193,457 and $1,045,000, respectively. The change in the allowance account from June 30, 2003 to March 31, 2004 was $148,457 as a result of a change in management's estimates. At March 31, 2004, the Company has net operating loss carryforwards of approximately $3,500,000, which expire in the years through 2023.

IMPAIRED ASSET POLICY

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001. The Company adopted SFAS No. 144 during the year ended June 30, 2002.

      The Company impaired the remaining value of its goodwill of $2,100,000, acquired in prior years under Financial Accounting Standards Board Statement Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) during the year ending June 30, 2003. Under SFAS 142, the Company is required to periodically assess the value of its intangible assets to determine underlying value.

      The Company has recorded an impairment to its software license website and computer hardware of $65,160 during the year ended June 30, 2001, effectively reducing the recorded amount of these assets to $1,191 at June 30, 2001. As of June 30, 2003, the Company had deemed its goodwill recorded on its financial statements to be impaired (See Note 5).

WEB SITE DEVELOPMENT

      The Company has adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with this adoption, the Company has capitalized website development costs. During the year ended June 30, 2002, the Company capitalized $145,979 of website development costs, which were acquired in the August 15, 2001 merger. The Company had entered into the specialized international communications market and continues to utilize the website for this purpose, however, these operations have been terminated. In November 2001, the Company began amortizing the web site costs using the straight-line method over a five year expected life for a total amortization expense of $14,598 at March 31, 2004.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004, COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2003

REVENUES

      Revenue for the period ended March 31, 2004, was $0.00, compared to $0.00 in revenues for the period ended March 31, 2003. The Company currently has very limited operations. While the Company has not identified a particular merger candidate, the Company believes its best opportunity to generate revenue is to acquire an operating company.

      COST OF REVENUE. There was no cost of revenue for the three month periods ended March 31, 2004 and March 31, 2003, as there was no revenue during these periods.

      GROSS PROFIT. There was no gross profit for the three month periods ended March 31, 2004 and March 31, 2003.

      OPERATING EXPENSES. Operating expenses for the three month period ended March 31, 2004, were $25,263, as compared to $0, for the period ended March 31, 2003 (restated). Operating expenses in 2004 consisted of $20,397 of legal expense and $4,866 in depreciation.. In the 2003 period, the Company had no expenses (restated).

      OTHER INCOME (EXPENSE). Other income (expense) for the three month period ended March 31, 2004 consisted of $2,200 in interest expense. In the 2003 period, the Company had no interest expense (restated).

      OTHER COMPREHENSIVE INCOME (EXPENSE). Other comprehensive (expense) for the three month period ended March 31, 2004 consisted of $274,472 in losses from discontinued operations. In the 2003 period, the Company had $54,949 in losses from discontinued operations (restated).

      NET LOSS. Reward had a net loss of $301,935 for the three month period ended March 31, 2004, as compared to a net loss of $54,949 for the three month period ended March 31, 2003. The increase of $246,986 was mostly attributable to increased consultants expense in the 2004 period.

LIQUIDITY AND CAPITAL RESOURCES

      Reward's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Reward incurred a net loss of $301,935 and $54,949 for the three month periods ended March 31, 2004 and March 31, 2003, respectively, and has an accumulated deficit of $3,520,567 at March 31, 2004. As of March 31, 2004, the Company had no current assets and current liabilities of $143,134.

      Management recognizes that Reward must generate or obtain additional capital to enable it to continue operations. Management may obtain additional capital principally through the sale of equity or debit securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Reward obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that Reward will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

      We had very limited operations and no revenues during the period ended March 31, 2004.

      For the nine months ended March 31, 2004, the Company used net cash in operations of $24,335, no cash for investing activities and had $11,500 cash provided by financing activities.

      The Company issued two convertible promissory notes for a total of $30,000 in May 2002 and one promissory note for $25,000 in January 2003 and one promissory note for $15,000 in June 2003 which bear interest rates at 20%, 15% and 15% respectively. The two convertible notes had warrants attached, and were convertible into common stock within 60 and 90 days of issuance. Neither note was converted. Under their original terms, the notes were payable on or before either 60 or 90 days from issuance. The $20,000 note is in default, and began accruing interest at 25% in July 2002. The terms of the $10,000 note were extended to December 31, 2002. The $4,000 value of the warrants on the $20,000 note resulted in that note being issued at a discount which will be amortized over the life of the original note. On October 1, 2003, the Company entered into a promissory note for monies received in the amount of $10,000. The note is due and payable on November 1, 2003 at the rate of 12% interest per month with an administrative fee of $1,400 for a total due of $11,500. A total of $17,938 was accrued as interest on these notes at March 31, 2004.

      In February of 2004, under terms of the Stock and Promissory Note Purchase Agreement executed between certain shareholders of the Company and Bell Investments, LLC of Sarasota, Florida, the Notes described above in the total amount of $81,500 and the related interest accrued to the Notes of $17,938 was sold by the holders of the Notes to Bell Investments, LLC. Bell Investments, LLC, the majority stockholder of the Company, is now the holder of the Notes.

      We anticipate that we will require significant capital to maintain our corporate viability. We anticipate necessary funds will most likely be provided by our existing shareholders or outside investors. We may be required to pledge equity in the Company to induce individuals, officers or directors or other shareholders to guarantee our loans when necessary.

      Reward presently has minimal expenses as its officer is not taking any salary. However, due to insufficient cash generated from operations, Reward currently does not have internally generated cash sufficient to pay any incurred expenses and other liabilities. As a result, Reward is dependent on investor capital and loans to meet its expenses and obligations. There can be no assurances that Reward will generate cash flow sufficient to meet future obligations. There can be no assurances that Reward will be able to raise sufficient additional capital in the future.

      We have incurred losses since inception. Management believes that it will require approximately $150,000 in additional capital to fund overall Company operations for the next twelve months. Reward currently has $0.00 in cash and cash equivalents as of March 31, 2004 and has $0.00 in cash as of June 22, 2004.


PLAN OF OPERATION

      The Company plans to continue operating with small administrative and consulting fees in the next fiscal year in order to continue operations.

      From time to time, Reward may evaluate potential acquisitions involving complementary businesses, content, products or technologies. Reward has no present agreements or understanding with respect to any such acquisition. Reward's future capital requirements and future operations will depend on many factors, including whether Reward finds a suitable merger candidate.

ITEM 3. CONTROLS AND PROCEDURES

      (A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer (one person) of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

      (B)   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the Company's quarter ended March 31,2004, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      In January 2004, the Company issued 23,000,000 shares of its common stock to Huntington Chase Financial Group in payment for consulting fees valued at $325,000.

      In January 2004, the Company paid 2,400,000 shares of its Common Stock to an unaffiliated third party individual in payment for consulting services valued at $33,740.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      The Company issued two convertible promissory notes for a total of $30,000 in May 2002 and one promissory note for $25,000 in January 2003 and one promissory note for $15,000 in June 2003 which bear interest rates at 20%, 15% and 15% respectively. The two convertible notes had warrants attached, and were convertible into common stock within 60 and 90 days of issuance. Neither note was converted. Under their original terms, the notes were payable on or before either 60 or 90 days from issuance. The $20,000 note is in default, and began accruing interest at 25% in July 2002. The terms of the $10,000 note were extended to December 31, 2002. The $4,000 value of the warrants on the $20,000 note resulted in that note being issued at a discount which will be amortized over the life of the original note. On October 1, 2003, the Company entered into a promissory note for monies received in the amount of $10,000. The note is due and payable on November 1, 2003 at the rate of 12% interest per month with an administrative fee of $1,400 for a total due of $11,500. A total of $17,938 was accrued as interest on these notes at March 31, 2004.

      In February of 2004, under terms of the Stock and Promissory Note Purchase Agreement executed between certain shareholders of the Company and Bell Investments, LLC of Sarasota, FL, the Notes described above in the total amount of $81,500 and the related interest accrued to the Notes of $14,637 was sold by the holders of the Notes to Bell Investments, LLC. Bell Investments, LLC, the majority stockholder of the Company, is now the holder of the Notes.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the three months ended March 31, 2004. However, the Company is in the process of preparing and mailing a definitive information statement to shareholders setting forth that the majority shareholder of the Company plans to approve an amendment to the Company's Articles of Incorporation to increase the authorized shares of common stock from 200,000,000 to 5,000,000,000 and to authorize 10,000,000 shares of preferred stock.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS:


EXHIBIT NUMBER       TITLE OF DOCUMENT                LOCATION
-------------------  -------------------------------  --------------------------
31.1                 Certification by Chief           Provided herewith
                     Executive Officer/Principal
                     Accounting Officer pursuant to
                     15 U.S.C. Section 7241, as
                     adopted pursuant to Section 302
                     of the Sarbanes-Oxley Act of
                     2002

32.1                 Certification by Chief           Provided herewith
                     Executive Officer/Principal
                     Accounting Officer pursuant to
                     18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906
                     of the Sarbanes-Oxley Act of
                     2002


      (B)   REPORTS ON FORM 8-K:

      During the three months ended March 31, 2004, the Company did not file any current reports on Form 8-K with the Commission. On May 6, 2004, the Company filed a Form 8-K reporting under Item 5 that the Company and Magna Yachts, Inc. terminated their non-binding letter of intent pursuant to which Reward was to acquire all of the outstanding shares of Magna Yachts.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUNE 22, 2004                             REWARD ENTERPRISES, INC.

                                          By:   /s/ Earl Ingarfield
                                                -------------------------------
                                                Earl Ingarfield
                                                Chief Executive Officer,
                                                Principal Accounting Officer and
                                                Director