Form 10QSB/A
period 2003-12-31
REWARD ENTERPRISES INC
filed 2004-06-28
CIK 1067342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                          COMMISSION FILE NUMBER 0-272592
                                                 --------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________TO __________________

                            REWARD ENTERPRISES, INC.
                            ------------------------
               (Exact name of registrant as specified in charter)

                  NEVADA                                  98-0203927
                  ------                                  ----------
     (State or other jurisdiction of              (I.R.S. Employer I.D. No.)
      incorporation or organization)

       2033 MAIN STREET, SUITE 500,
               SARASOTA, FL                                  34237
               ------------                                  -----
 (Address of principal executive offices)                    (Zip)

Issuer's telephone number, including area code          (941) 928-7394
                                                        --------------

          Securities registered pursuant to section 12 (b) of the Act:

   Title of each class             Name of each exchange on which registered
   -------------------             -----------------------------------------
           NONE                                      NONE

          Securities registered pursuant to section 12 (g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of Class)

      As of June 28, 2004, the Company had 44,122,000 shares of common stock issued and outstanding.

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

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                   December 31,
                                                       2003       June 30,
                                                   (Unaudited)      2003
                                                   -----------   -----------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                     $       117   $    12,835
     Accounts receivable, related party                     --            --
                                                   -----------   -----------
        TOTAL CURRENT ASSETS                               117        12,835
                                                   -----------   -----------

  PROPERTY AND EQUIPMENT
     Telecommunications Equipment                       51,600        51,600
     Website                                           145,979       145,979
     Accumulated depreciation and amortization         (63,258)      (48,660)
                                                   -----------   -----------
        TOTAL PROPERTY AND EQUIPMENT                   134,321       148,919
                                                   -----------   -----------

  OTHER ASSETS
     Goodwill                                               --            --
                                                   -----------   -----------

        TOTAL ASSETS                               $   134,438   $   161,754
                                                   ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                              $   111,217   $    35,717
     Interest payable                                   14,638         8,313
     Notes payable, net of discount                     81,500        70,000
     Deferred income from Joint Venture                175,000       175,000
                                                   -----------   -----------
        TOTAL CURRENT LIABILITIES                      382,355       289,030
                                                   -----------   -----------

  COMMITMENTS AND CONTINGENCIES                             --            --
                                                   -----------   -----------

  STOCKHOLDERS' EQUITY
     Common stock, 200,000,000 shares
       authorized, $0.001 par value; 18,722,000
       and 18,722,000 shares issued and
       outstanding, respectively                        18,722        18,722
     Additional paid-in capital                      2,941,593     2,941,593
     Stock options                                      10,400        10,400
     Accumulated deficit during development
       stage                                        (3,218,632)   (3,097,991)
                                                   -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY                       (247,917)     (127,276)
                                                   -----------   -----------

     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                       $   134,438   $   161,754
                                                   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                            REWARD ENTERPRISES, INC.
                         (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                              December 12,
                                                                                                                  1997
                                              Three Months    Three Months     Six Months      Six Months     (Inception)
                                                 Ended           Ended           Ended           Ended          Through
                                              December 31,    December 31,    December 31,    December 31,    December 31,
                                                 2003            2002            2003            2002            2003
                                              (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                             -------------   -------------   -------------   -------------   -------------

R E V E N U E S                                         --   $          --   $          --   $          --   $          --
                                             -------------   -------------   -------------   -------------   -------------

E X P E N S E S
   Consulting fees                                  20,000          34,000          76,250          55,000         507,888
   General and administrative                       10,113          30,945          22,847          50,380         173,170
   Legal and professional fees                        --             5,551              --          12,051         174,211
   Travel and entertainment                             39           3,182             621          11,383          49,506
   Depreciation and amortization                     7,299           7,299          14,598          14,598          67,024
   Research and development                             --             955              --           2,705          88,035
   Loss on impairment of asset                                          --                              --       2,165,160
                                             -------------   -------------   -------------   -------------   -------------
     TOTAL OPERATING EXPENSES                       37,451          81,932         114,316         146,117       3,224,994
                                             -------------   -------------   -------------   -------------   -------------

OTHER INCOME AND EXPENSE
   Interest expense                                  3,300           1,512           6,325           5,024          18,638
   Gain from debt forgiveness                           --              --              --              --         (25,000)
                                             -------------   -------------   -------------   -------------   -------------
     TOTAL OTHER EXPENSE                             3,300           1,512           6,325           5,024          (6,362)
                                             -------------   -------------   -------------   -------------   -------------

LOSS BEFORE INCOME TAXES                           (40,751)        (83,444)       (120,641)       (151,141)     (3,218,632)

PROVISION FOR TAXES                                     --              --              --              --              --
                                             -------------   -------------   -------------   -------------   -------------

NET LOSS                                           (40,751)        (83,444)       (120,641)       (151,141)     (3,218,632)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)             --                              --                              --
                                             -------------   -------------   -------------   -------------   -------------

COMPREHENSIVE LOSS                                 (40,751)  $     (83,444)  $    (120,641)  $    (151,141)  $  (3,218,632)
                                             =============   =============   =============   =============   =============

BASIC AND DILUTED
   NET LOSS PER COMMON SHARE                         (0.00)  $       (0.00)  $       (0.01)  $       (0.01)
                                             =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK SHARES OUTSTANDING              18,722,000      18,690,132      18,722,000      18,281,035
                                             =============   =============   =============   =============


   The accompanying notes are an integral part of these financial statements.

                            REWARD ENTERPRISES, INC.
                         (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Accumulated
                                                     Common Stock                              Stock       Deficit
                                        -----------------------------------                   Options      During         Total
                                           Number                Additional   Subscriptions     and      Development   Stockholders'
                                         of Shares     Amount     Paid-in       Receivable    Warrants      Stage         Equity
                                        -----------   --------   ----------   -------------   --------   -----------   ------------
Issuance of common stock in April 1998
      for services valued at $0.01 per
      share                               1,000,000   $  1,000   $    9,000   $     (10,000)  $     --   $        --   $         --

Net loss for period ending June 30,
      1998                                       --         --           --              --         --       (10,000)       (10,000)
                                        -----------   --------   ----------   -------------   --------   -----------   ------------

Balance, June 30, 1998                    1,000,000      1,000        9,000         (10,000)      --         (10,000)       (10,000)

Issuance of common stock in May 1999
      for cash at an average of $0.10
      per share                           1,715,000      1,715      169,785              --        --             --        171,500

Net loss for year ending June 30, 1999           --         --           --              --                  (62,506)       (62,506)
                                        -----------   --------   ----------   -------------   --------   -----------   ------------

Balance, June 30, 1999
                                          2,715,000      2,715      178,785         (10,000)       --        (72,506)        98,994

Payables provided for stock
      subscription                               --         --           --          10,000         --            --         10,000

Net loss for year ending June 30, 2000           --         --           --              --         --      (228,659)      (228,659)
                                        -----------   --------   ----------   -------------   --------   -----------   ------------

Balance, June 30, 2000                    2,715,000      2,715      178,785              --         --      (301,165)      (119,665)

Issuance of common stock in October
      2000 for cash at $0.001 per
      share                              10,000,000     10,000           --              --         --            --         10,000

Issuance of common stock in October
      2000 for payment on loans
      payable at $0.001 per share           200,000        200           --              --         --            --            200

Stock options exercised at an average
      of $0.10 per share in exchange
      for consulting fees                 2,230,000      2,230      222,770              --         --            --        225,000

Stock options exercised at an average
      of $0.14 per share in exchange
      for cash                            1,325,000      1,325      179,925              --         --            --        181,250

Net loss for the year ended June 30,
      2001                                       --         --           --              --         --      (151,401)      (151,401)
                                        -----------   --------   ----------   -------------   --------   -----------   ------------

Balance, June 30, 2001                   16,470,000     16,470      581,480              --         --      (452,566)       145,384

Common stock issued in merger with
      Q-Presents, Inc. at $0.35 per
      share                               6,000,000      6,000    2,094,000              --         --            --      2,100,000

Common stock cancelled as part of
      merger with Q-Presents, Inc.      (10,200,000)   (10,200)      10,200              --         --            --             --

Stock options exercised at an average
      of $0.175 per share in exchange
      for cash                              572,000        572      112,428              --         --            --        113,000

Issuance of common stock in December
      2001 for cash at $0.001 per
      share                                 890,000        890           --              --         --            --            890

Issuance of common stock in exchange
      for services at $0.005 per share    2,945,000      2,945       11,780              --         --            --         14,725

Stock options issued for compensation
      in December 2001                           --         --           --              --     10,400            --         10,400

Issuance of common stock in January
      and March 2002 for cash at an
      average of $0.15 per share            660,000        660       30,840              --         --            --         31,500

Issuance of stock warrants attached to
      promissory notes in May 2002               --         --           --              --         --            --             --

Issuance of common stock in May and
      June 2002 for cash at an average
      of $0.12 per share                    366,667        367       52,133              --         --            --         52,500

Net loss for the year ended June 30,
      2002                                       --         --           --              --         --      (238,921)      (238,921)
                                        -----------   --------   ----------   -------------   --------   -----------   ------------

Balance, June 30, 2002                   17,703,667     17,704    2,892,861            --       10,400      (691,487)     2,229,478

Issuance of common stock in July and
      September 2002 for cash at an
      average of $0.12 per share            293,333        293       38,207            --         --            --           38,500

Issuance of common stock in October
      2002 for Consulting Services          725,000        725        6,525                                                   7,250

Expiration of Stock Warrants, May,
      2003                                                            4,000                                                    4000

Net loss for the period ended June 30,
      2003                                       --         --           --              --         --    (2,406,504)    (2,406,504)
                                        -----------   --------   ----------   -------------   --------   -----------   ------------

Balance, June 30, 2003                   18,722,000   $ 18,722   $2,941,593   $          --   $ 10,400   $(3,097,991)  $   (127,276)

Net loss for the period ended December
      31, 2003                                   --         --           --              --         --      (120,641)      (120,641)
                                        -----------   --------   ----------   -------------   --------   -----------   ------------

Balance, December 31, 2003 (Unaudited)   18,722,000     18,722    2,941,593              --     10,400    (3,218,632)      (247,917)
                                        ===========   ========   ==========   =============   ========   ===========   ============

   The accompanying notes are an integral part of these financial statements.

                            REWARD ENTERPRISES, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Dec 12,1997
                                                              Six Months     Six Months    (Inception)
                                                                Ended          Ended         Through
                                                             December 31,   December 31,   December 31,
                                                                  2003          2002           2003
                                                              (Unaudited)    (Unaudited)    (Unaudited)
                                                             ------------   ------------   ------------
Cash Flows From Operating Activities:
      Net loss                                               $   (120,641)  $   (151,141)  $ (3,218,632)
      Adjustments to reconcile net loss
           to net cash used by operating activities:
           Depreciation and amortization                           14,598         14,598         66,892
           Related party receivable reclass to compensation            --             --         26,000
           Loss on impairment                                          --             --      2,165,160
           Gain on forgiveness of debt                                 --             --        (25,000)
           Services provided in exchange for stock                     --          7,250         31,975
           Stock issued in exchange for payables                       --             --         10,000
           Stock options issued for compensation                       --             --         14,400
           Discount on note payable                                    --          2,000             --
           Changes in assets and liabilities:
                Other assets                                           --             --        (60,000)
                Accounts receivable, related party                     --             --        (26,000)
                Accounts payable                                   75,500          8,857        181,277
                Accrued expenses                                    6,325          3,024        169,638
                Due to Joint Venture                                   --        100,000        175,000
                                                             ------------   ------------   ------------
      Net cash used by operating activities                       (24,218)       (15,412)      (489,290)
                                                             ------------   ------------   ------------

Cash Flows From Investing Activities:
      Changes to property and equipment                                --        (46,800)       (60,526)
      Decrease (increase) in loans receivable                          --             --       (140,000)
      Cash from merger acquisition                                     --             --          9,093
                                                             ------------   ------------   ------------
      Net cash provided (used) by investing activities                 --        (46,800)      (191,433)
                                                             ------------   ------------   ------------

Cash Flows From Financing Activities:
      Proceeds from related party loans                                --             --          3,600
      Payment on related party loans                                   --             --         (3,400)
      Proceeds from promissory notes                               11,500             --         81,500
      Issuance of stock                                                --         38,500        599,140
                                                             ------------   ------------   ------------
      Net cash provided by financing activities                    11,500         38,500        680,840
                                                             ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents              (12,718)       (23,712)           117

      Foreign currency translation gain (loss)                         --             --             --

Cash and cash equivalents, beginning of period                     12,835         24,717             --
                                                             ------------   ------------   ------------
Cash and cash equivalents, end of period                     $        117   $      1,005   $        117
                                                             ============   ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
           Interest expense paid                             $         --   $         --   $         --
                                                             ============   ============   ============
           Income taxes paid                                 $         --   $         --   $         --
                                                             ============   ============   ============

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
      Services exchanged for common stock                    $              $              $     31,975
     Subscribed stock in exchange for payables               $         --   $      7,250   $     10,000
      Payables exchanged for shares of stock                 $         --   $         --   $    160,000
      Stock issued in payment of loans payable               $         --   $         --   $        200
      Stock issued for accrued consulting fees               $         --   $         --   $     65,000
      Stock options issued for compensation                  $         --   $         --   $     14,400
      Stock issued for subsidiary                            $         --   $         --   $  2,100,000
      Website acquired through merger                        $         --   $         --   $    145,979

   The accompanying notes are an integral part of these financial statements.

                            REWARD ENTERPRISES, INC.
           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)
                                DECEMBER 31, 2003
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly financial position of the company as of December 31, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

                            REWARD ENTERPRISES, INC.
           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)
                                DECEMBER 31, 2003
                                  (UNAUDITED)

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $2,406,504 for the year ended June 30, 2003, with an accumulated loss from inception of approximately $3,097,991 at June 30, 2003. The Company's current liabilities exceed its current assets by approximately $125,738 as of December 31, 2003. The Company had a comprehensive net loss of $120,641 for the six months ended December 31, 2003 and an accumulated deficit of $3,218,632 at December 31, 2003.

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

Subsequent of the period ended December 31, 2003, the Company has terminated all of its operations. Certain shareholders of the Company have sold a controlling interest to Bell Investments, LLC of Sarasota, Florida, and Earl Ingarfield became the sole officer and director of the Company. These transactions occurred in February 2004.

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

                            REWARD ENTERPRISES, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (A DEVELOPMENT STAGE COMPANY)
                               DECEMBER 31, 2003
                                  (UNAUDITED)

Interim Financial Statements

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

At December 31, 2003 and June 30, 2003, the Company had net deferred tax assets of approximately $1,085,000 and $1,045,000, respectively, principally arising from net operating loss carryforwards for income tax purposes, and a $10,400 book-tax difference related to stock options issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established as of December 31, 2003 and June 30, 2003 in the amounts of $1,085,000 and $1,045,000, respectively. The change in the allowance account from June 30, 2003 to December 31, 2003 was $40,000 as a result of a change in management's estimates.

At December 31, 2003 the Company has net operating loss carryforwards of approximately $3,200,000, which expire in the years through 2023.

                            REWARD ENTERPRISES, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (A DEVELOPMENT STAGE COMPANY)
                               DECEMBER 31, 2003
                                  (UNAUDITED)

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

Web Site Development

The Company has adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with this adoption, the Company has capitalized website development costs. During the year ended June 30, 2002, the Company capitalized $145,979 of website development costs, which were acquired in the August 15, 2001 merger. In November 2001, the Company began amortizing the web site costs using the straight-line method over a five year expected life for a total amortization expense of $14,598 at December 31, 2003. The Company has recently entered into the specialized international communications market and continues to utilize the website for this purpose, however these operations were terminated in February 2004.

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

                            REWARD ENTERPRISES, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (A DEVELOPMENT STAGE COMPANY)
                               DECEMBER 31, 2003
                                  (UNAUDITED)

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

At December 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

                            REWARD ENTERPRISES, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (A DEVELOPMENT STAGE COMPANY)
                               DECEMBER 31, 2003
                                  (UNAUDITED)

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

In March 2004, the Company entered into a non-binding letter of intent with Magna Yachts, Inc., a Canadian corporation, to acquire 100% of the outstanding shares of Magna Yachts in exchange for a controlling interest of the Company's common stock. On April 28, 2004, the parties terminated the non-binding letter of intent.

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

                            REWARD ENTERPRISES, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (A DEVELOPMENT STAGE COMPANY)
                               DECEMBER 31, 2003
                                  (UNAUDITED)

NOTE 6 - COMMON STOCK

As of December 31, 2003 and June 30, 2003, the Company had 18,722,000 shares of common stock issued and outstanding.

In January 2004, the Company issued 23,000,000 shares of its common stock to Huntington Chase Financial Group in payment for consulting fees valued at $325,000.

In January 2004, the Company paid 2,400,000 shares of its Common Stock to unaffiliated third parties individual in payment for consulting services valued at $33,740.

NOTE 7 - STOCK OPTIONS AND WARRANTS

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

                            REWARD ENTERPRISES, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (A DEVELOPMENT STAGE COMPANY)
                               DECEMBER 31, 2003
                                  (UNAUDITED)

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

Following is a summary of the Company's stock options:
                                                                    Weighted
                                                       Number       Average
                                                         Of         Exercise
                                                       Shares        Price
                                                    -------------  ----------
 Outstanding at 6-30-2002
                                                        1,803,000  $     0.10
 Granted                                                       --          --
 Exercised                                                     --          --
 Forfeited                                                     --          --
                                                    -------------  ----------
 Outstanding at 6-30-2003                               1,803,000  $     0.10
                                                    =============  ==========

 Options exercisable at 6-30-2003                       1,803,000
                                                    =============

 Weighted average fair value of options granted
   during the year ended June 30, 2002                             $     0.01
                                                                   ==========

 Outstanding at 6-30-2003
                                                        1,803,000  $     0.10
 Granted                                                       --          --
 Exercised                                                     --          --
 Forfeited                                                     --          --
                                                    -------------  ----------
 Outstanding at 12-31-2003
                                                        1,803,000  $     0.10
                                                    =============  ==========

 Options exercisable at 12-31-2003
                                                        1,803,000
                                                    =============

 Weighted average fair value of options granted
   during the period ended December 31, 2003                               --
                                                                   ==========


NOTE 8 - RELATED PARTY TRANSACTIONS

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

                            REWARD ENTERPRISES, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (A DEVELOPMENT STAGE COMPANY)
                               DECEMBER 31, 2003
                                  (UNAUDITED)

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

From time to time the Company receives funds from related parties in the form of loans. These are recorded as unsecured, non-interest bearing, short-term loans, payable upon demand. At December 31, 2003, there were no related party loans outstanding.

In February 2004, the Company paid certain shareholders, who could be defined as related parties, 24,000,000 shares of common stock for services, valued at $339,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In February 2002, the Company entered into a non-exclusive financial advisory contract with SBI USA, a member of Softbank Investment Group. In consideration for the services of SBI, the Company is obligated to pay a $12,500 retainer which becomes due and payable upon funding the Company's $500,000 promissory note. The Company also granted common stock warrants pursuant to this agreement. (See Note 7.) At December 31, 2003, the Company has not paid any of the retainer, and has not received any funding from the issuance of the aforementioned promissory note.

The Company's officers are employed as independent contractors and consultants', and as such, are responsible for all related payroll taxes arising from any payments made to them by the Company.

On June 1, 2003, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC. The terms of the agreement are $10,000 per month for a six month period ending November 2003. All liabilities under this agreement were satisfied by the Company in January 2004 through the issuance of 23,000,000 shares of common stock.

NOTE 10 - LOANS PAYABLE

The Company issued two convertible promissory notes for a total of $30,000 in May 2002 and one promissory note for $25,000 in January 2003 and one promissory note for $15,000 in June 2003 which bear interest rates at 20%, 15% and 15% respectively. The two convertible notes had warrants attached, and were convertible into common stock within 60 and 90 days of issuance. Neither note was converted. Under their original terms, the notes were payable on or before either 60 or 90 days from issuance. The $20,000 note is in default, and began accruing interest at 25% in July 2002. The terms of the $10,000 note were extended to December 31, 2002. The $4,000 value of the warrants on the $20,000 note resulted in that note being issued at a discount which will be amortized over the life of the original note. On October 1, 2003, the Company entered into a promissory note for monies received in the amount of $10,000. The note is due and payable on November 1, 2003 at the rate of 12% interest per month with an administrative fee of $1,400 for a total due of $11,500. The Company is currently in default of said note and is negotiating the payment terms. A total of $14,638 was accrued as interest on these notes at December 31, 2003.

                            REWARD ENTERPRISES, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (A DEVELOPMENT STAGE COMPANY)
                               DECEMBER 31, 2003
                                  (UNAUDITED)

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

NOTE 11 - DEFERRED REVENUE FROM JOINT VENTURE

The Company has entered into revenue sharing agreements with five individuals surrounding the Company's International Long Distance ("ILD") telecommunications operation which delivers long distance telephone service from wholesale telecommunication operators between the United States and India. The individuals advanced $175,000 against future revenues that would be generated by the ILD. The Company agreed to split the net profits of the IDL on a 50-50 basis during the first twelve months of ILD being in operation. Profits are defined as gross revenue from wholesalers less termination costs (the cost to terminate a telephone call in India charged by the India telephone company), less the Company's India partners share of 30% and other expenses that approximate $20,000 a month. The maximum amount that the investors were to realize was a 100% return on investment. These advances were booked for financial statement purposes as Deferred Revenue on the balance sheet of the Company as of June 30, 2003 and would have been recognized as revenue by the Company over twelve months once successful operation began. Subsequent to December 31, 2003, the arrangement has been terminated.

NOTE 12 - SUBSEQUENT EVENT

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

Subsequent of the period ended December 31, 2003, the Company has terminated all of its operations. Certain shareholders of the Company have sold a controlling interest to Bell Investments, LLC of Sarasota, Florida, and Earl Ingarfield became the sole officer and director of the Company. These transactions occurred in February 2004.

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

GOING CONCERN

      As reflected in Reward's financial statements for the three months ended December 31, 2003, Reward's accumulated deficit of $3,218,832 and its working capital deficiency of $382,238 raise substantial doubt about its ability to continue as a going concern. The ability of Reward to continue as a going concern is dependent on Reward's ability to raise additional debt or capital. The financial statements for December 31, 2003 do not include any adjustments that might be necessary if Reward is unable to continue as a going concern.

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

      At December 31, 2003 and June 30, 2003, the Company had net deferred tax assets of approximately $1,085,000 and $1,045,000, respectively, principally arising from net operating loss carryforwards for income tax purposes, and a $10,400 book-tax difference related to stock options issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established as of December 31, 2003 and June 30, 2003 in the amounts of $1,085,000 and $1,045,000, respectively. The change in the allowance account from June 30, 2003 to December 31, 2003 was $40,000 as a result of a change in management's estimates.

At December 31, 2003, the Company had net operating loss carryforwards of approximately $3,200,000 which expire in the years through 2023

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

WEB SITE DEVELOPMENT

      The Company has adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with this adoption, the Company has capitalized website development costs. During the year ended June 30, 2002, the Company capitalized $145,979 of website development costs, which were acquired in the August 15, 2001 merger. The Company had entered into the specialized international communications market and continues to utilize the website for this purpose, however, these operations have been terminated. In November 2001, the Company began amortizing the web site costs using the straight-line method over a five year expected life for a total amortization expense of $14,598 at December 31, 2003.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2003, COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2003

REVENUES

      Revenue for the period ended December 31, 2003, was $0.00, compared to $0.00 in revenues for the period ended December 31, 2002. The Company currently has very limited operations. While the Company has not identified a particular merger candidate, the Company believes its best opportunity to generate revenue is to acquire an operating company.

      COST OF REVENUE. There was no cost of revenue for the three month periods ended December 31, 2003 and December 31, 2002, as there was no revenue during these periods.

      GROSS PROFIT. There was no gross profit for the three month periods ended December 31, 2003 and December 31, 2002.

      OPERATING EXPENSES. Operating expenses for the three month period ended December 31, 2003, were $37,451, as compared to $81,932, for the period ended December 31, 2002 (restated). Operating expenses in 2003 consisted of $20,000 in consulting fees, $10,113 in general and administrative expenses, $39 in travel and entertainment and $7,299 in depreciation and amortization. In the 2002 period, Reward had higher consulting fees, higher general and administrative expenses, had $5,551 in legal fees and had $955 in research and development.

      OTHER INCOME (EXPENSE). Other income (expense) for the three month period ended December 31, 2003 consisted of $3,300 in interest expense. In the 2002 period, the Company had interest expense of $1,512.

      NET LOSS. Reward had a net loss of $40,751 for the three month period ended December 31, 2003, as compared to a net loss of $83,444 for the three month period ended December 31, 2002. The increase of $42,693 was mostly attributable to increased operating expenses in the 2003 period.

LIQUIDITY AND CAPITAL RESOURCES

      Reward's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Reward incurred a net loss of $40,751 and $83,444 for the three month periods ended December 31, 2003 and December 31, 2002, respectively, and has an accumulated deficit of $3,218,632 at December 31, 2003. As of December 31, 2003, the Company had $117 of current assets and current liabilities of $382,355.

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

      We had very limited operations and no revenues during the period ended December 31, 2003.

      For the six months ended December 31, 2003, the Company used net cash in operations of $24,218, no cash for investing activities and had $11,500 cash provided by financing activities.

      The Company issued two convertible promissory notes for a total of $30,000 in May 2002 and one promissory note for $25,000 in January 2003 and one promissory note for $15,000 in June 2003 which bear interest rates at 20%, 15% and 15% respectively. The two convertible notes had warrants attached, and were convertible into common stock within 60 and 90 days of issuance. Neither note was converted. Under their original terms, the notes were payable on or before either 60 or 90 days from issuance. The $20,000 note is in default, and began accruing interest at 25% in July 2002. The terms of the $10,000 note were extended to December 31, 2002. The $4,000 value of the warrants on the $20,000 note resulted in that note being issued at a discount which will be amortized over the life of the original note. On October 1, 2003, the Company entered into a promissory note for monies received in the amount of $10,000. The note is due and payable on November 1, 2003 at the rate of 12% interest per month with an administrative fee of $1,400 for a total due of $11,500. A total of $14,638 was accrued as interest on these notes at December 31, 2003.

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

      We have incurred losses since inception. Management believes that it will require approximately $150,000 in additional capital to fund overall Company operations for the next twelve months. Reward currently has $0.00 in cash and cash equivalents as of March 31, 2004 and has $0.00 in cash as of June 28, 2004.


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

      (B)   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls for the Company's quarter ended December 31, 2003, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the three months ended December 31, 2003. However, the Company is in the process of preparing and mailing a definitive information statement to shareholders setting forth that the majority shareholder of the Company plans to approve an amendment to the Company's Articles of Incorporation to increase the authorized shares of common stock from 200,000,000 to 5,000,000,000 and to authorize 10,000,000 shares of preferred stock.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS:


EXHIBIT NUMBER       TITLE OF DOCUMENT                  LOCATION
-------------------  ---------------------------------  ---------------------
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


      (B)   REPORTS ON FORM 8-K:

      During the three months ended December 31, 2003, the Company did not file any current reports on Form 8-K with the Commission.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUNE 28, 2004                             REWARD ENTERPRISES, INC.

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