Form 10QSB/A
period 2004-03-31
REWARD ENTERPRISES INC
filed 2004-06-28
CIK 1067342

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


                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

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

                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

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

                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

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

                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

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

                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

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

                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

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

                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

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
                                                     ===========

                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

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

                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

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

                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

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

                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)


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

                            REWARD ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (UNAUDITED)

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