Form 10KSB
period 2004-06-30
REWARD ENTERPRISES INC
filed 2004-11-15
CIK 1067342

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the transition period from _______ to _______

                          COMMISSION FILE NO. 000-27259

                            REWARD ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Nevada                                     87-0631750
                    ------                                     ----------
         (State or Other Jurisdiction            (I.R.S. Employer Identification
      of Incorporation or Organization)                         Number)

2033 Main Street, Suite 500, Sarasota, Florida                   342337
----------------------------------------------                   ------
   (Address of Principal Executive Offices)                    (Zip Code)

          Issuer's telephone number, including area code (941) 928-7394

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class          Name of each exchange on which registered
    -------------------          -----------------------------------------
            NONE                                   NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (1) Yes [X] No [ ]    (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:   $ -0-

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

      The market value of shares held by nonaffiliates is $3,254,526 based on the bid price of $0.04 per share at November 10, 2004.

As of November 10, 2004, the Company had 113,170,534 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                TABLE OF CONTENTS


PART I..............................................................................................................1
   Forward-Looking Statements.......................................................................................1
   Item 1.  Description of business.................................................................................1
   Item 2.  Description of properties...............................................................................4
   Item 3.  Legal proceedings.......................................................................................4
   Item 4.  Submission of matters to a vote of securities holders...................................................4
PART II.............................................................................................................5
   Item 5.  Market for common equity and related stockholder matters................................................5
   Item 6.  Management's discussion and analysis or plan of operation...............................................6
   Item 7.  Financial statements...................................................................................10
   Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure...................10
   Item 8a.  Controls and procedures...............................................................................10
   Item 9.  Directors and executive officers, promoters, and control persons; compliance with section 16(a) of the exchange act................................................................................................10
   Item 10.  Executive compensation................................................................................11
   Item 11.  Security ownership of certain beneficial owners and management security ownership of certain beneficial owners...............................................................................................12
   Item 12.  Certain relationships and related transactions........................................................12
PART IV............................................................................................................14
   Item 13.  Exhibits and reports on form 8-k......................................................................14
   Item 14.  Principal accounting fees and services................................................................14
SIGNATURES.........................................................................................................15
EXHIBIT 31.1........................................................................................................1
EXHIBIT 31.2........................................................................................................1
EXHIBIT 32.1........................................................................................................1
FINANCIAL STATEMENTS..............................................................................................F-1

                                     PART I

                                INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains "forward-looking statements" relating to Reward Enterprises, Inc. ("Reward") which represent Reward's current expectations or beliefs including, but not limited to, statements concerning Reward's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Reward to continue its growth strategy and competition, certain of which are beyond Reward's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

GENERAL

         Reward Enterprises Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 12, 1997, as Sports Entertainment Productions, Inc. to engage in the business of Internet entertainment, including gaming. In July 1998, the Company changed its name to Reward Enterprises Inc.

         On August 15, 2001, the Company discontinued its plan of operating a virtual casino website as a result of the shareholder approval of the acquisition of Q Presents Inc., a private California based company which intended to provide localized and web based custom event registration and automation solutions targeting the hotel and conference segment of the Event Automation industry.

         In November of 2003, the Company entered into the specialized international communications market to provide international voice, Internet access and global network services to corporate clients, communication carriers and Internet service providers. The Company planned to utilize a web based platform that was originally intended as an event registration and automation solution for its telecommunication business. This plan was discontinued in December of 2003 by management of the Company for reasons of lack of funding to finish the project.

         In January of 2004, the Company's management control group sold 2,300,000 shares of stock, representing 52.08% of the Company's outstanding shares, to Bell Investments, LLC of Sarasota, FL ("Bell"). Since that time, the Company has been in search of a suitable operating company to merge with the Company and has been reclassified as a development stage company.

         Effective June 30, 2004 the Company's Articles of Incorporation were amended to increase its authorized common shares from two hundred million (200,000,000) to five billion (5,000,000,000). The Company also authorized ten million (10,000,000) shares of preferred stock.

         The company currently has no operations. The Company has recently entered into a letter of intent dated October 11, 2004 with Consumers Choice Financial Services, Inc. of Houston, TX ("CCF") whereby the Company would acquire the operations of CCF in exchange for shares of the Company. The Company has issued, on a post-split basis as disclosed immediately below, 38,000,000 shares of common stock into escrow pending the close of this transaction.

         Effective October 13, 2004 the Company enacted a 1-for-10 reverse split of its issued and outstanding shares and its authorized shares which changed the issued and outstanding shares from 1,131,705,340 to 113,705,534 shares and its authorized shares from five billion (5,000,000,000) to five hundred million (500,000,000). All references to number of shares and price per share have been adjusted to reflect the reverse stock split on a retroactive basis.

         The  information  set  forth  below  contains  the  Company's  plan  of
operations   on  June  30,  2004.   Reward   Enterprises,   Inc.   maintains  an
administrative office at 2033 Main Street, Suite 500, Sarasota, Florida, 34237.

OPERATIONS

         The Company is a start-up business and has not commenced operations as of the date hereof other than an undertaking of a market analysis and discussions in the development of strategic relationships in consumer financial services. As such, the following reflects the Company's proposed plan of operation. There is no assurance however, that the Company will ultimately be able to implement its plan of becoming a nationwide consumer financial services provider.

CONSUMER FINANCIAL SERVICES

         The Company's goal is to become a nationwide provider of consumer financial services focused on sub-prime lending to consumers for auto loans, mortgages, insurance products, branded MasterCard and Visa credit cards and debit cards and various other consumer financial services. The Company has proposed a merger with Consumers Choice Financial Services, Inc. of Houston, TX ("CCF") that would provide an entry into the consumer financial services business. Through the acquisition of CCF, the Company could potentially offer a broad range of integrated consumer loans to sub-prime consumers. CCF has systems in place that identify targeted sub-prime consumers that maintain good earning power but have items on their credit reports that have caused their credit scores to drop into the sub-prime category. With associations currently in place, CCF would market consumer loan products to these targeted customers and contract with other financial institutions that would service the subsequent loans that were made.

         In addition, CCF plans to submit it's application for a limited services credit card bank to the State of South Dakota banking commission for approval at the commission's January, 2005 regularly scheduled meeting. With charter approval, CCF would market a branded MasterCard/VISA credit card to its targeted customers.

         CCF is currently a start-up operation with no revenues. Therefore, a pro-forma financial statement incorporating the operations of CCF with those of the Company assuming that a merger was completed successfully are not being presented in this filing as the resulting pro-forma financial statement would not differ materially from the Company's audited financial statements presented herein.

         The goal of the Company is to complete a merger with CCF by the end of November 2004. If the Company is unsuccessful in this goal, it will continue to seek out other operating companies that might provide an entry into the consumer financial services industry or other industries. The Company signed a non-binding Letter of Intent with CCF dated October 11, 2004 to explore the possibility of a merger with CCF.

COMPETITION

         There are a number of consumer financial services companies that would be direct competitors of the Company if it were successful in entering this industry. Most of the competitors would be very well financed and possess assets well in excess of $50,000,000, several with assets as much as $500,000,000 to $800,000,000. This presence of competition in the segment makes the Company's competitive position extremely weak.

EMPLOYEES

         The Company is a development stage company and currently has no employees other than its Officers and Directors. The Company intends to hire additional employees as needed.

RISKS RELATED TO OUR BUSINESS

         WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING

BEFORE DECIDING TO PURCHASE OUR COMMON STOCK. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

REWARD HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE WHICH MAY AFFECT OUR ABILITY TO CONTINUE OPERATIONS

         Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended June 30, 2003 and 2004, we lost $-0- and $55,228 from continuing operations and $391,963 and $2,406,504 from discontinued operations, respectively. Also, we had no revenues for fiscal year 2003 and 2004. Our accumulated deficit was $3,489,954 at the end of June 30, 2004. Future losses are likely to occur, as we are dependent on spending money to evaluate and pursue merger candidates. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may continue to experience liquidity and cash flow problems and ultimately be forced to cease operations.

REWARD WILL MOST LIKELY NEED TO RAISE ADDITIONAL CAPITAL OR DEBT FUNDING TO SUSTAIN OPERATIONS

         Unless Reward can become profitable with the acquisition or merger of an operating company, Reward will require additional capital to sustain operations and may need access to additional capital or additional debt financing to grow. In addition, to the extent that we have a working capital deficit and cannot offset the deficit we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT SUBSTANTIAL DOUBT EXISTS THAT WE WILL BE ABLE TO CONTINUE OPERATIONS UNLESS WE CAN BECOME PROFITABLE OR OBTAIN ADDITIONAL FUNDING

         Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON JUNE 30, 2004 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

         We had a working capital deficit of $170,899 at June 30, 2004, which means that our current liabilities as of that date exceeded our current assets of $0 on June 30, 2004 by that amount. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. As of June 30, 2004 we had $0.00 in current assets. Our working capital deficit also means that our current assets on June 30, 2004 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

         There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that Reward will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

      o     With a price of less than $5.00 per share;

      o     That are not traded on a "recognized" national exchange;

      o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

OUR LACK OF OPERATING HISTORY MAKES IT DIFFICULT OR IMPOSSIBLE TO EVALUATE OUR PERFORMANCE AND MAKE PREDICTIONS ABOUT OUR FUTURE

         The Company has no current operations. While reward has recently signed a letter of intent to acquire CCF, this transaction may not close. Based on this lack of operations, it is difficult or impossible for us to evaluate our operational and financial performance, or to make accurate predictions about our future performance.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company maintains an administrative office at 2033 Main Street, Suite 500, Sarasota, Florida 34237. The Company currently does not pay rent.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Pursuant to a written consent, executed on August 5, 2004, a majority of the shareholders approved an amendment to Article Six of Reward's Articles of Incorporation. The amendment, which was filed on September 28, 2004, increased the authorized shares of common stock to five billion (5,000,000,000) shares from two hundred million (200,000,000) and approved the authorization of ten million (10,000,000) preferred shares.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Shares of the Company are quoted on the National Association of Securities Dealers, Inc. ("NASD") Over-The-Counter Bulletin Board ("OTCBB"). The OTCBB constitutes a limited and sporadic trading market and does not constitute an "established trading market". There is no assurance that a regular trading market will be sustainable. A shareholder, may, therefore, be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

         At November 10, 2004, we had approximately 400 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form, based on information provided by our transfer agent, Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite # 240, Las Vegas, Nevada 89119. The beneficial owners of such shares are not known to us. Our company's securities are traded OTCBB operated by the under the symbol "RWRD". The table shows the high and low bid of our Company's common stock as reported on the Nasdaq National Market for the periods indicated.

       PERIOD ENDED

                           FYE 2003            HIGH BID           LOW BID
       September 30, 2002                        $1.00              $0.10
       December 31, 2002                         $0.50              $0.10
       March 31, 2003                            $0.10              $0.01
       June 30, 2003                             $0.10              $0.01
                           FYE 2004
       September 30, 2003                        $0.10              $0.01
       December 31, 2003                         $0.50              $0.01
       March 31, 2004                            $0.20              $0.05
       June 30, 2004                             $0.20              $0.05

         The above OTCBB reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

         There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

         At November 10, 2004, our Common Stock was quoted on the OTCBB at a bid price of $0.04.

DIVIDENDS

         Reward has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, on Reward's operations, its capital requirements, and its overall financial condition.

CHANGES IN SECURITIES

         The Company had 4,412,200 shares of Common Stock issued and outstanding as of June 30, 2004.

         In August 2001, the Company issued 600,000 shares of common stock in its acquisition of Q Presents Inc. The shares which are legended under Rule 144 re-sale restrictions were issued pursuant to Rule 16(b) of the Securities Act of 1934.

         Between October 2001 and June 2002, Frank Rigney exercised options for a total of 27,200 common shares at a price of $2.50 per share, and Robert Dinning exercised options for a total of 20,000 common shares of which 10,000 were at a price of $1.00 per share and 10,000 were at a price of $2.50 per share and Brian Doutaz exercised options for a total of 10,000 shares at a price of $1.00 per share. All shares so issued were issued under Rule 16(b) of the Securities Act of 1934.

         As of the date hereof, no further options have been exercised.

         In December 2001 the Company issued 890,000 shares of its common stock to twelve investors in consideration of $890 and between January and June 2002, the Company issued an additional 102,667 shares of common stock to eleven investors in consideration of $84,000. Two of these investors were granted warrants to purchase 2,500 and 500 shares of the Company's common stock at $2.50 per share. The shares which are legended under Rule 144 re-sale restrictions were issued pursuant to Rule 16(b) of the Securities Act of 1934.

         In April 2002, the Company issued 294,500 shares of common stock to an officer and consultant of the Company for prior services rendered in the amount of $14,725. The shares which are legended under Rule 144 re-sale restrictions were issued pursuant to Rule 16(b) of the Securities Act of 1934.

         Between July and September 2002, the Company issued an additional 29,333 shares of common stock to in consideration of $38,500. The shares which are legended under Rule 144 re-sale restrictions were issued pursuant to Rule 16(b) of the Securities Act of 1934.

         In October 2002, the Company issued 72,500 shares of common stock to a consultant and officer of the Company for prior services rendered in the amount of $7,250. The shares which are legended under Rule 144 re-sale restrictions were issued pursuant to Rule 16(b) of the Securities Act of 1934.

         In January of 2004, the Company issued 2,300,000 shares to management for the assumption of certain debts and payment for consulting fees accrued during 2003. These shares were subsequently sold to Bell Investments, LLC of Sarasota, Florida.

         In January 2004, 100,000 shares were issued to a consultant in exchange for services.

         In October, 2004 the Company issued 108,750,000 post-split shares to holders of Promissory Notes valued at $108, 754 in return for the cancellation of all principal and interest due on the Promissory Notes.

         In conjunction with the Company's Letter of Intent with CCF, the Company issued 380,000,000 shares to the shareholders of CCF, to be held in attorney's trust pending closing of a share exchange agreement between the Company and CCF.

         Effective October 13, 2004 the Company enacted a 1-for-10 reverse stock split of its issued and outstanding shares and its authorized shares which changed the issued and outstanding shares to 113,170,340 shares and it's authorized shares from five billion (5,000,000,000) to five hundred million (500,000,000).

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

         The following table sets forth the securities that have been authorized under equity compensation plans as of June 30, 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein. The information contained below includes statements of Reward's or management's beliefs, expectations, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward Looking Statements", which information is incorporated herein by reference.

GOING CONCERN

         As reflected in our financial statements as of June 30, 2004, our accumulated deficit of $3,849,954 and our working capital deficiency of $170,899 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional debt or capital. The financial statements for June 30, 2004 do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

REVENUE RECOGNITION

         The Company currently has no revenues.

STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2004

         REVENUES. We have had no revenue for the years ended June 30, 2003 and 2004.

         COST OF REVENUE. We also had no associated costs of revenues for the years ended June 30, 2003 and 2004.

         GROSS PROFIT. Our gross profit for the years ended June 30, 2003 and 2004, was $-0- and $-0-.

         OPERATING EXPENSES. Operating expenses for the years ended June 30, 2003 and 2004, were $-0- and $55,228, respectively. Total operating expenses in the fiscal 2004 year were $55,228. The majority of the operating expenses were professional fees which consisted of fees paid for legal of $35,385 and accounting expenses of $6,970.

         OTHER EXPENSES. Other expenses for the years ended June 30, 2003 and 2004 were $0 and $5,604. The other expenses in the 2004 period consisted entirely of interest expense.

         LOSS FROM DISCONTINUED OPERATIONS. We had a loss of $336,735 and $2,406,504 from discontinued operations for the years ended June 30, 2004 and 2003 respectively.

         NET LOSS. The Company has net loss of $391,963 and $2,406,504 for the years ended June 30, 2004 and 2003 respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss $391,963 for the year ended June 30, 2004 and have an accumulated deficit of $3,849,954 at June 30, 2004. As of June 30, 2004 we had no assets and liabilities of $170,899, a difference of $170,899. The majority of our liabilities, are notes payable with associated interest of $102,842 and accounts payable of $68,057. Subsequent to June 30, 2004, the notes payable were converted into shares of common stock. Management recognizes that Reward must generate or obtain additional capital to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon our obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that we will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

         We had limited operations and no revenues during the year ended June 30, 2004. Our shortfall in working capital has been met through loans and sale of stock to affiliates. We anticipate that we will require significant capital to maintain our corporate viability. We anticipate necessary funds will most likely be provided by our existing shareholders, our officers and directors, and outside investors. We may be required to pledge equity in the Company to induce individuals, officers or directors or other shareholders to guarantee our loans when necessary.

         We are at present meeting our current obligations from our monthly cash flows, which during 2004, has included investor capital, and loans from related parties. However, due to insufficient cash generated from operations, we currently do not have internally generated cash sufficient to pay all of its incurred expenses and other liabilities. As a result, we are dependent on investor capital and loans to meet its expenses and obligations. Although related party loans have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations. There can be no assurances that we will be able to raise sufficient additional capital in the future.

         We have incurred losses since inception. Management believes that it will require approximately $150,000 in additional capital to fund overall Company operations for the next twelve months.

PLAN OF OPERATION

         The Company is a start-up business and has not commenced operations as of the date hereof other than an undertaking of a market analysis and discussions in the development of strategic relationships in consumer financial services. As such, the following reflects the Company's proposed plan of operation. There is no assurance however, that the Company will ultimately be able to implement its plan of becoming a nationwide consumer financial services provider.

CONSUMER FINANCIAL SERVICES

         The Company's goal is to become a nationwide provider of consumer financial services focused on sub-prime lending to consumers for auto loans, mortgages, insurance products, branded MasterCard and Visa credit cards and debit cards and various other consumer financial services. The Company has proposed a merger with Consumers Choice Financial Services, Inc. of Houston, TX that would provide an entry into the consumer financial services business. Through the acquisition of CCF, the Company could potentially offer a broad range of integrated consumer loans to sub-prime consumers. CCF has systems in place that identify targeted sub-prime consumers that maintain good earning power but have items on their credit reports that have caused their scores to drop into the sub-prime category. With associations currently in place, CCF would market consumer loan products to these targeted customers and contract with other financial institutions would service the subsequent loans that were made.

         In addition, CCF plans to submit it's application for a limited services credit card bank to the State of South Dakota banking commission for approval at the commission's January, 2005 regularly scheduled meeting. With charter approval, CCF would market a branded MasterCard/VISA credit card to its targeted customers.

         CCF is currently a start-up operation with no revenues. Therefore, a pro-forma financial statement incorporating the operations of CCF with those of the Company assuming that a merger was completed successfully are not being presented in this filing as the resulting pro-forma financial statement would not differ materially from the Company's audited financial statements presented herein.

         The goal of the Company is to complete a merger with CCF by the end of November, 2004. If the Company is unsuccessful in this goal, it will continue to seek out other operating companies that might provide an entry into the consumer financial services industry or other industries. The Company signed a non-binding Letter of Intent with CCF dated October 4, 2004 to explore the possibility of a merger with CCF.

         Our continuation as a going concern is dependent on our ability to meet our obligations and obtain additional debt or equity financing required until the company engages in meaningful operations that generate earnings. Until such time as the Company generates earnings, the Company intends to proceed in the following manner to attaempt to continue in existence:

      o Maintain reduced administrative expenses by consolidating management responsibilities to our president and chief executive officer.

      o     We intend to seek either equity funding.

         We believe that the foregoing plan should enable us to conserve sufficient funds to continue our operations for the next twelve months.

         Management has implemented this plan to overcome the Company's serious going concern conditions. The first step is to reduce operating costs. To this end the Company's President and Chief Executive Officer, Earl Ingarfield, has assumed almost all of the Company's functions from sales and marketing, locating and evaluating acquisition prospects, shareholder relations and general administrative functions. Mr. Ingarfield has foregone any compensation and has committed to continue with no compensation through 2004.

         For the next 12 months we anticipate that we will need $150,000 to continue to fund basic operations, in addition to funding necessary to complete a merger. The Company anticipates approximately $50,000 in consulting fees in the next fiscal year and only minor operating expenses.

         The Company plans to continue operating with small administrative and consulting fees in the next fiscal year in order to continue operations. Continuing to work with its accounting and legal professionals more efficiently, the Company plans to reduce its fees for such services. In addition, the Company plans to utilize only one consultant for accounting services.

CURRENT ACCOUNTING PRONOUNCEMENTS

         NEW ACCOUNTING PRONOUNCEMENTS. In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived
Assets. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements for the years ended June 30, 2004 and 2003.

         In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company's financial statements for the year ended June 30, 2004.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of Reward required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended June 30, 2004, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

GENERAL

         The following table sets forth certain information regarding the current directors and executive officers of the Company:

                             POSITION(S)
NAME                 AGE     WITH THE COMPANY                 DIRECTOR SINCE
---------------      ---     -----------------------------    --------------
Earl Ingarfield      45      President, C.E.O., C.F.O. and    January 2004
                             Director

         The Company's director or executive officer is not a director of any company that files reports with the SEC. The Company's director has not been involved in any bankruptcy, other than that he was a director of Dilido Capital Corp. which filed for bankruptcy protection approximately 3 years ago and he has not been involved in any criminal proceeding (excluding traffic and other minor offenses), nor has he been enjoined from engaging in any business.

         Reward's directors are elected at the annual meeting of stockholders and hold office until their successors are elected. Reward's officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

         Reward does not currently have an audit committee, and the Board of Directors serves this function.

         The following information is furnished for each of the executive officers and directors of the Company:

         EARL INGARFIELD serves as our President and Chief Executive Officer and is the chairman of our board of directors starting in January 2004. From 1998 to 2001, Mr. Ingarfield was President and Chief Executive Officer of Avid Sportswear & Golf Corp. From 1979 to 1987, Mr. Ingarfield was a professional hockey player for the Atlanta Flames, the Calgary Flames and the Detroit Red Wings.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our common stock is registered under Section 12(g) of the Exchange Act and in connection therewith, directors, officers, and beneficial owners of more than 10% of our common stock ("Reporting Persons") are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of our common stock. We believe that under the SEC's rules for reporting of securities transactions by Reporting Persons, the all of the required reports have not been filed.

CODE OF ETHICS

         On November 11, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to Reward's Form 10-KSB for the fiscal year ended June 30, 2004.

ITEM 10.  EXECUTIVE COMPENSATION

CASH COMPENSATION

         There was no cash compensation paid to any of our directors or executive officers during the fiscal years ended June 30, 2004 and 2003.

EMPLOYMENT AGREEMENTS

         Reward has no employment agreements.

BONUSES AND DEFERRED COMPENSATION

         None.

COMPENSATION PURSUANT TO PLANS

         None.

PENSION TABLE

         None.

OTHER COMPENSATION

         None.

COMPENSATION OF DIRECTORS

         As set forth below, the Company has no compensation plans.

                                                                                                     NUMBER OF SECURITIES
                                                                                                   REMAINING AVAILABLE FOR
                                                   NUMBER SECURITIES TO                             FUTURE ISSUANCE UNDER
                                                      BE ISSUED UPON         WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                                       EXERCISE OF           EXERCISE PRICE OF         PLANS (EXCLUDING
                                                   OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                                                   WARRANTS AND RIGHTS      WARRANTS AND RIGHTS          COLUMN (A))
                                                           (A)                      (B)                       (C)
                                                   --------------------    --------------------    -----------------------
Equity compensation plans approved by security
  holders                                                    0                       --                         0

Equity compensation plans not approved by
  security holders                                           0                       --                         0

TOTAL                                                        0                       --                         0

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

         We have no compensatory plans or arrangements, including payments to be received from us, with respect to any persons which would in any way result in payments to any person because of his resignation, retirement, or other termination of such person's employment by us, or any change in our control, or a change in the person's responsibilities following a changing in our control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth as of November 12, 2003, the name, address and the number of shares of our common stock held of record or beneficially by each person who was known by us to own beneficially, more than 5% of our 113,170,534 issued and outstanding shares of common stock. In addition, the table sets forth the name and shareholdings of each director and of all officers and directors as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (COMMON)

                   NAME AND ADDRESS         AMOUNT AND NATURE OF   PERCENTAGE OF
TITLE OF CLASS     BENEFICIAL OWNER         BENEFICIAL OWNERSHIP     CLASS(1)
--------------     ----------------         --------------------   -------------

Common             Bell Investments, LLC(2)       2,300,000           2.03%
                   2033 Main Street
                   Sarasota, FL 34231

Common             Amber Run, LLC
                   2033 Main Street
                   Sarasota, FL 34231            23,000,000          20.32%

Common             GT Shadow, LLC
                   2033 Main Street
                   Sarasota, FL 34231            22,750,000          20.10%

(1) Applicable percentage of ownership is based on 113,170,534 shares of common stock outstanding as of November 12, 2004 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of November 12, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)   Bell Investments is controlled by Earl Ingarfield.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

         Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

         During the period ended March 31, 2004, the Company issued 2,540,000 shares of common stock in satisfaction of accounts payable and consulting fees to affiliated parties of $358,740.

INDEBTEDNESS OF MANAGEMENT

         There were no material transactions, or series of similar transactions, since the beginning of our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

         There have no material transactions between us and our promoters or founders.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)(1)...FINANCIAL STATEMENTS. The audited financial statements for 2003 are attached to this report.

         (A)(2)...EXHIBITS. The following exhibits are included as part of this report:

EXHIBIT
NUMBER    TITLE OF DOCUMENT                                           LOCATION
------    ---------------------------------------------------------   -----------------
          Certificate of Amendment to Articles of Incorporation
3.01      filed September 28, 2004                                    Provided herewith

          Certificate of Change to Articles of Incorporation filed
3.02      October 4, 2004                                             Provided herewith

14.1      Code of Ethics                                              Provided herewith

          Certification by Chief Executive Officer Pursuant to 15
          U.S.C. Section 7241, as adopted Pursuant to Section 302
31.1      of the Sarbanes-Oxley Act of 2002                           Provided herewith

          Certification by Chief Financial Officer Pursuant to 15
          U.S.C. Section 7241, as adopted Pursuant to Section 302
31.2      of the Sarbanes-Oxley Act of 2002                           Provided herewith

          Certification by Chief Executive Officer and Chief
          Financial Officer pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.1      of 2002                                                     Provided herewith


         B) REPORTS ON FORM 8-K. During the last quarter of the fiscal year ended June 30, 2004, the Company filed a current reports on Form 8-K with the Commission on May 6, 2004 reporting under Item 5 that the Company and Magna Yachts, Inc. terminated their non-binding letter of intent pursuant to which Reward was to acquire all of the outstanding shares of Magna Yachts.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         Reward incurred the following principal accounting fees for the year ended June 30, 2004.

         AUDIT FEES. The aggregate fees billed for professional services rendered was $23,211 for the audits and reviews of Reward's financial statements during the fiscal year ended June 30, 2004, and the reviews of the financial statements included in Reward's annual and quarterly reports for that fiscal year.

         AUDIT-RELATED FEES. No fees were billed in the 2004 fiscal year for assurance and related services by the principal accountant.

         TAX FEES. No fees were billed in the 2004 fiscal year for tax compliance, tax advice of tax planning.

         ALL OTHER FEES.  No other fees were billed during the 2004 fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2004                     REWARD ENTERPRISES, INC.

                                      By:  /s/ Earl Ingarfield
                                           ----------------------------------
                                           Earl Ingarfield,
                                           President, Chief Executive Officer,
                                           Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Reward Enterprises, Inc. and in the capacities and on the dates as indicated.

November 12, 2004                             REWARD ENTERPRISES, INC.

                                              By:   /s/ Earl Ingarfield
                                                    -----------------------
                                                    Earl Ingarfield,
                                                    Director

                            REWARD ENTERPRISES, INC.
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                  PAGE NO.

Report of Independent Certified Public Accountants                     F-1

Financial statements

  Balance sheet                                                        F-2

  Statements of operations                                             F-3

  Statements of stockholders' deficit                                  F-4

  Statements of cash flows                                             F-5

  Notes to financial statements                                        F-6

To the Board of Directors and Stockholders
Reward Enterprises, Inc.
Sarasota, Florida

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying consolidated balance sheet of Reward Enterprises, Inc. as of June 30, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2004 and 2003 and for the period from inception of the development stage on January 1, 2004 through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reward Enterprises, Inc. as of June 30, 2004, and the results of its activities and cash flows for the years ended June 30, 2004 and 2003 and for the period from the inception of the development stage on January 1, 2004 through June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
November 11, 2004
Spokane, Washington

                            REWARD ENTERPRISES, INC.
                                  BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)

                                     ASSETS

                                                                   JUNE 30,
                                                                     2004
                                                                   --------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $    --
                                                                  --------
    TOTAL CURRENT ASSETS                                                --
                                                                  --------
TOTAL ASSETS                                                       $    --
                                                                  ========



   The accompanying notes are an integral part of these financial statements.

                            REWARD ENTERPRISES, INC.
                                  BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       JUNE 30,
                                                                        2004
                                                                    -----------
CURRENT LIABILITIES

  Accounts payable                                                  $    68,057
  Interest payable                                                       21,342
  Notes payable, net of discount                                         81,500
                                                                    -----------

TOTAL CURRENT LIABILITIES                                               170,899
                                                                    -----------
COMMITMENTS AND CONTINGENCIES                                                --
                                                                    -----------
STOCKHOLDERS' EQUITY

  Preferred stock, 10,000,000 shares authorized,
    $0.001 par value; no shares issued and outstanding
  Common stock, 5,000,000,000,000 shares authorized,
    $0.001 par value; 4,412,200 shares
    issued and outstanding                                                4,412
  Additional paid-in capital                                          3,314,643
  Accumulated deficit prior to development stage                     (3,434,726)
  Accumulated deficit during development stage                          (55,228)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                             (170,899)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $        --
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                            REWARD ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                                      FROM
                                                                                                  INCEPTION OF
                                                                                                   DEVELOPMENT
                                                                   YEAR            YEAR        STAGE ON JANUARY 1,
                                                                  ENDED           ENDED           2004 THROUGH
                                                                 JUNE 30,         JUNE 30,           JUNE 30,
                                                                  2004             2003               2004
                                                               -----------      -----------    -------------------
REVENUES                                                       $        --      $        --      $        --
                                                               -----------      -----------      -----------
EXPENSES
General and administrative                                          49,624               --           49,624
                                                               -----------      -----------      -----------
TOTAL OPERATING
EXPENSE                                                             49,624               --           49,624
                                                               -----------      -----------      -----------
OTHER INCOME AND EXPENSE
Interest expense                                                     5,604               --            5,604
                                                               -----------      -----------      -----------
TOTAL OTHER EXPENSE                                                  5,604               --            5,604
                                                               -----------      -----------      -----------
LOSS BEFORE INCOME TAXES                                           (55,228)              --          (55,228)
                                                               -----------      -----------      -----------
PROVISION FOR TAXES                                                     --               --               --
                                                               -----------      -----------      -----------
NET LOSS FROM CONTINUING
OPERATIONS                                                         (55,228)              --          (55,228)
                                                               -----------      -----------      -----------
NET LOSS FROM DISCONTINUED
OPERATIONS                                                        (336,735)      (2,406,504)              --
                                                               -----------      -----------      -----------
NET LOSS                                                       $  (391,963)     $(2,406,504)     $   (55,228)
                                                               ===========      ===========      ===========
BASIC AND DILUTED NET INCOME
PER COMMON SHARE                                               $     (0.10)     $     (1.30)
                                                               ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING       4,272,200        1,828,104
                                                               ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            REWARD ENTERPRISES, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                          (A DEVELOPMENT STAGE COMPANY)

                                                               ADDITIONAL                       TOTAL
                                         COMMON STOCK            PAID IN         STOCK        ACCUMULATED    STOCKHOLDERS
                                    SHARES         AMOUNT        CAPITAL        OPTIONS         DEFICIT        DEFICIT
                                 -----------    -----------    -----------    -----------     -----------     -----------
Balance at June
  June 30, 2002                   17,703,667    $    17,704    $ 2,892,861    $    10,400     $  (691,487)    $ 2,229,478

Issuance of common
  stock for cash at an
  average of $0.13 per
  share                              293,333            293         38,207             --              --          38,500

Issuance of common stock
  for services at $0.01 per
  share                              725,000            725          6,525             --              --           7,250

Expiration of stock
  warrant                                 --             --          4,000             --              --           4,000

Net loss for the year
  ended June 30, 2003                     --             --             --             --      (2,406,504)     (2,406,504)
                                 -----------    -----------    -----------    -----------     -----------     -----------
Balance June 30, 2003             18,722,000         18,722      2,941,593         10,400      (3,097,991)       (127,276)

Issuance of common stock
  for services, at an average     25,400,000         25,400        333,340             --              --         358,740

                                                                                                              -----------
Cancellation of options                   --             --             --        (10,400)             --         (10,400)

Net loss for the year
ended June 30, 2004                       --             --             --             --        (391,963)       (391,963)
                                 -----------    -----------    -----------    -----------     -----------     -----------
Balance at June 30,
  2004                            44,122,000    $    44,122    $ 3,724,933    $        --     $(3,489,954)    $  (170,899)
                                 ===========    ===========    ===========    ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                            REWARD ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                             FROM
                                                                                         INCEPTION OF
                                                                                          DEVELOPMENT
                                                            YEAR           YEAR       STAGE ON JANUARY 1,
                                                            ENDED          ENDED         2004 THROUGH
                                                          JUNE 30,       JUNE 30,          JUNE 30,
                                                            2004           2003              2004
                                                         ---------     ------------    ------------------
Cash flows from operating activities
Net loss                                                 $(391,963)    $ (2,406,504)       $(391,963)
Adjustment to reconcile net loss to net cash provided
  (used) by operating activities:
Discontinued operations                                    336,735        2,406,504          336,735
Changes in operating assets and liabilities
Accounts payable and accrued expenses                       55,228               --           55,228
                                                         ---------     ------------        ---------
Net cash provided (used) by operating activities

Cash flows from investing activities                            --               --               --
Cash flows from financing activities                            --               --               --
                                                         ---------     ------------        ---------
Net change in cash                                              --               --               --

Beginning cash balance                                          --               --               --
                                                         ---------     ------------        ---------
Ending cash balance                                      $      --     $         --        $      --
                                                         =========     ============        =========
Supplemental disclosures of cash flow information:

Cash paid for income taxes                               $      --     $         --        $      --
                                                         =========     ============        =========
Cash paid for interest                                   $      --     $         --        $      --
                                                         =========     ============        =========


   The accompanying notes are an integral part of these financial statements.

                            REWARD ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES

Reward Enterprises Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 12, 1997, as Sports Entertainment Productions, Inc. to engage in the business of Internet entertainment, including gaming. In July 1998, the Company changed its name to Reward Enterprises Inc.

On August 15, 2001, the Company discontinued its plan of operating a virtual casino website as a result of the shareholder approval of the acquisition of Q Presents Inc., a private California based company which intended to provide localized and web based custom event registration and automation solutions targeting the hotel and conference segment of the Event Automation industry.

In November of 2003, the Company entered into the specialized international communications market to provide international voice, Internet access and global network services to corporate clients, communication carriers and Internet service providers. The Company planned to utilize a web based platform that was originally intended as an event registration and automation solution for its telecommunication business. This plan was discontinued in December of 2003 by management of the Company for reasons of lack of funding to finish the project.

In January of 2004, the Company's management control group sold 23,000,000 shares of stock, representing 52.08% of the Company's outstanding shares, to Bell Investments, LLC of Sarasota, FL ("Bell"). Since that time, the Company has been in search of a suitable operating company to merge with the Company and has been reclassified as a development stage company.

Effective June 30, 2004 the Company's Articles of Incorporation were amended to increase its authorized common shares from two hundred million (200,000,000) to five billion (5,000,000,000). The Company also authorized ten million (10,000,000) shares of preferred stock.

The company currently has no operations. The Company has recently entered into a letter of intent dated October 11, 2004 with Consumers Choice Financial Services, Inc. of Houston, TX ("CCF") whereby the Company would acquire the operations of CCF in exchange for shares of the Company. The Company has issued, on a post-split basis as disclosed immediately below, 38,000,000 shares of common stock into escrow pending the close of this transaction.

Effective October 13, 2004 the Company enacted a 1-for-10 reverse split of its issued and outstanding shares and its authorized shares which changed the issued and outstanding shares from 1,113,170,534 to 113,170,534 shares and its authorized shares from five billion (5,000,000,000) to five hundred million (500,000,000). All references to shares outstanding and per share amounts have been adjusted to reflect the reverse split on a retroactive basis.

                            REWARD ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

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

Management's plan, in this regard, is to acquire an existing operating company. The Company's management has committed to covering its nominal interim operating costs, which will enable the Company to operate for the coming year.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments - The carrying amounts and estimated fair values of the Company's financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per share - Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings
(loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of June 30, 2004, the Company has available net operating loss carryovers of approximately $800,000 that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Accounting methods - The Company recognizes income and expenses based on the accrual method of accounting.

                            REWARD ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Dividend policy - The Company has not adopted a policy regarding payment of dividends.

Comprehensive loss - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

Segment information - The Company discloses segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which uses the Management approach to determine reportable segments. The Company operates under one segment.

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the period from July 3, 2002 (Inception) through June 30, 2004, no shares were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

NOTE 2.  NOTES PAYABLE

As of June 30, 2004, the Company had four notes payable totaling $81,500. The outstanding balance was unsecured, due upon demand and accrue the interest at 20% per annum. On October 25, 2004, the holders of the notes converted all of the notes collectively into 108,754,016 shares of common stock.

                            REWARD ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  DISCONTINUED OPERATIONS

On April 1, 2004, the Company discontinued it operations and determined to seek to acquire an existing operating company:

                                                         FOR THE          FOR THE
                                                       YEAR ENDED        YEAR ENDED
                                                        JUNE 30,          JUNE 30,
                                                          2004              2003
                                                      ------------    -------------
        Revenue                                       $         --    $          --

        Operating expenses                                 336,735        2,406,504
                                                      ------------    -------------
        Loss from operations                             (336,735)      (2,406,504)
        Other expense                                           --               --
                                                      ------------    -------------
        Loss before provision for income taxes           (336,735)      (2,406,504)
        Provision for income taxes                              --               --
                                                      ------------    -------------
        Net loss                                      $  (336,735)    $ (2,406,504)
                                                      ============    =============
        Basic and diluted loss per common share       $     (0.10)    $      (1.30)
                                                      ============    =============
        Basic and diluted weighted average common
        Shares outstanding                               4,272,200        1,828,104
                                                      ============    =============

NOTE 4.  SUBSEQUENT EVENTS

The Company has recently entered into a letter of intent dated October 4, 2004 with Consumers Choice Financial Services, Inc. of Houston, TX ("CCF") whereby the Company would acquire the operations of CCF in exchange for shares of the Company. On October 5, 2004, the Company issued 300,000,000 shares of its common stock to acquire CCF, which is currently being held in escrow pending closing. On November 5, 2004, the Company issued an additional 80,000,000 post-split shares of its common stock to acquire CCF, which is also currently being held in escrow pending closing.

On October 25, 2004, the Note Payable of $81,500 and the related accrued interest were converted into 108,754,016 shares of the Company's common stock.

Effective October 13, 2004 the Company enacted a 1-for-10 reverse split of its issued and outstanding shares and its authorized shares which changed the issued and outstanding shares to 113,170,534 shares and its authorized shares from five billion (5,000,000,000) to five hundred million (500,000,000).