Form 10QSB
period 2004-09-30
REWARD ENTERPRISES INC
filed 2004-11-16
CIK 1067342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                           OF THE EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________TO______________

                         COMMISSION FILE NUMBER 0-14869

                            REWARD ENTERPRISES, INC.
                      (EXACT NAME OF SMALL BUSINESS ISSUER)

            NEVADA                                      87-0631750
 --------------------------------         -------------------------------------
(State or Other Jurisdiction             (I.R.S. Employer Identification Number)
 of Incorporation or Organization)

 2033 MAIN STREET, SUITE 500, SARASOTA, FLORIDA                  34237
 -----------------------------------------------               --------
    (Address of Principal Executive Offices)                  (Zip Code)

     Issuer's telephone number, including area code           (941) 928-7934
                                                              --------------

      Check whether the issuer (1) filed all reports required to be filed by

      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No [_]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

              Class                      Outstanding shares at November 15, 2004
  -------------------------------        ---------------------------------------
  COMMON EQUITY: $0.001 PAR VALUE               113,170,534 (post-reverse split)

                              Report on Form 10-QSB

                    For the Quarter Ended September 30, 2004

                                      INDEX


                                                                                                Page
                                                                                                ----

PART I - FINANCIAL INFORMATION.....................................................................1
   Item 1.  Financial Statements...................................................................1
      Balance Sheet................................................................................3
      Statements of Operations.....................................................................4
      Statements of Cash Flows.....................................................................5
      Condensed Notes to the Financial Statements..................................................6
   Item 2.  Management's Discussion and Analysis of
      Financial Condition or Plan of Operation................. ...................................8
   Item 3.  Controls and Procedures................................................................9

PART II - OTHER INFORMATION.......................................................................10
   Item 1.  Legal Proceedings.....................................................................10
   Item 2.  Changes in Securities.................................................................10
   Item 3.  Defaults Upon Senior Securities.......................................................10
   Item 4.  Submission of Matters to a Vote of Security Holders...................................10
   Item 5.  Other Information.....................................................................10
   Item 6.  Exhibits and Reports on Form 8-K......................................................10
   SIGNATURES.....................................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

           The  accompanying  balance  sheets of Reward  Enterprises,  Inc. (the
"Company") at September 30, 2004 and June 30, 2004, related statements of operations and cash flows for the three months ended September 30, 2004 and 2003, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2005.

                            REWARD ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2004 AND JUNE 30, 2004

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (unaudited)

                                     ASSETS


                                                            SEPTEMBER 30,    JUNE 30,
                                                                2004          2004
                                                            -----------    -----------
CURRENT ASSETS
     Cash                                                   $        --    $        --
                                                            -----------    -----------
           Total Current Assets                                      --             --
                                                            -----------    -----------
           TOTAL ASSETS                                     $        --    $        --
                                                            ===========    ===========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued liabilities               $    74,742    $    68,057
     Accounts payable - related parties                           4,768             --
     Interest payable                                            27,254         21,342
     Notes payable, net of discount                              81,500         81,500
                                                            -----------    -----------
           Total Current Liabilities                            188,264        170,899
                                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 10,000,000 shares authorized of
$0.001 par value, no shares issued and outstanding                   --             --

Common stock: 100,000,000 shares authorized of
$0.001 par value, 4,412,200 shares issued and outstanding         4,412          4,412
Additional paid-in capital                                    3,314,643      3,314,643
Accumulated deficit prior to development stage               (3,434,726)    (3,434,726)
Accumulated deficit during the development stage                (72,593)       (55,228)
                                                            -----------    -----------
           Total Stockholders' Equity (Deficit)                (188,264)      (170,899)
                                                            -----------    -----------

           TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY (DEFICIT)                               $        --    $        --
                                                            ===========    ===========

                See Condensed Notes to the Financial Statements

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)





                                                                                  FROM INCEPTION OF
                                                  FOR THE THREE MONTHS ENDED     DEVELOPMENT STAGE ON
                                                         SEPTEMBER 30,             JANUARY 1, 2004
                                                -----------------------------    THROUGH SEPTEMBER 30,
                                                    2004            2003                 2004
                                                -----------    --------------    --------------------
REVENUES                                        $        --    $           --    $                 --
                                                -----------    --------------    --------------------

EXPENSES
    General and administrative                       11,453              --                    61,077
                                                -----------    --------------    --------------------
    Total Expenses                                   11,453              --                    61,077
                                                -----------    --------------    --------------------
LOSS FROM OPERATIONS                                (11,453)             --                   (61,077)
                                                -----------    --------------    --------------------
OTHER (EXPENSES)
    Interest expense                                  5,192              --                   (11,516)
    Total Other (Expense)                            (5,192)             --                   (11,516)
LOSS BEFORE DISCONTINUED OPERATIONS                 (17,365)             --                   (72,593)

NET LOSS FROM DISCONTINUED OPERATIONS                  --                --                   (67,697)
                                                ===========    ==============    ====================
NET LOSS                                            (17,365)   $      (67,697)   $            (72,593)
                                                ===========    ==============    ====================
BASIC LOSS PER SHARE OF COMMON STOCK            $     (0.00)   $        (0.02)
                                                ===========    ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     4,412,200         4,481,750
                                                ===========    ==============


                See Condensed Notes to the Financial Statements

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                 FOR THE THREE           FROM INCEPTION
                                                                  MONTHS ENDED       OF DEVELOPMENT STAGE
                                                                  SEPTEMBER 30,        ON JANUARY 1, 2004
                                                             --------------------    THROUGH SEPTEMBER 30,
                                                               2004        2003             2004
                                                             --------    --------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                 $(17,365)   $(67,697)   $             (72,593)
    Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
        Discontinued operations                                    --      67,697                       --
    Changes in operating assets and liabilities:
        Increase in accounts payable-related parties            4,768          --                    4,768
        Increase (decrease) in accounts payable and
          accrued liabilities                                  12,597          --                   67,825
                                                             --------    --------    ---------------------

        Net Cash Provided (Used) by Operating Activities           --          --                       --
                                                             --------    --------    ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES                               --          --                       --

CASH FLOWS FROM FINANCING ACTIVITIES                               --          --                       --

CASH AT BEGINNING OF PERIOD                                        --          --                       --
                                                             --------    --------    ---------------------

CASH AT END OF PERIOD                                        $     --    $     --    $                  --
                                                             ========    ========    =====================

CASH PAID FOR:
    Interest                                                 $     --    $     --    $                  --
    Income taxes                                             $     --    $     --    $                  --
                                                             --------    --------    ---------------------

                See Condensed Notes to the Financial Statements

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                      September 30, 2004 and June 30, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

NOTE 2 - GOING CONCERN

      The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

      In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

      The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

      As of September 30, 2004, the Company owed related parties $4,768 for amounts advanced to the Company to cover operating expenses.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2004 and June 30, 2004

NOTE 4 - COMMON STOCK

      The Company has recently entered into a letter of intent dated October 4, 2004 with Consumers Choice Financial Services, Inc. of Houston, TX ("CCF") whereby the Company would acquire the operations of CCF in exchange for shares of the Company. On October 5, 2004, the Company issued 300,000,000 post-reverse split shares of its common stock to acquire CCF, which is currently being held in escrow pending closing. On November 5, 2004, the Company issued an additional 80,000,000 post-reverse split shares of its common stock to acquire CCF, which is also currently being held in escrow pending closing.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

      The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

      This report contains certain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause our company's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

      These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we
cannot   guarantee   future   results,   levels  of  activity,   performance  or
achievements.

BUSINESS OVERVIEW

      The Company currently has no operations. The Company has recently entered into a letter of intent with Consumers Choice Financial Services, Inc. of Houston, Texas ("CCF").

      Upon closing of the transaction with CCF the Company's goal will be to become a nationwide provider of consumer financial services focused on sub-prime lending to consumers for auto loans, mortgages, insurance products, branded MasterCard and Visa credit cards and debit cards and various other consumer financial services. The Company has proposed a merger with CCF that would provide an entry into the consumer financial services business. Through the acquisition of CCF, the Company could potentially offer a broad range of integrated consumer loans to sub-prime consumers. CCF has systems in place that identify targeted sub-prime consumers that maintain good earning power but have items on their credit reports that have caused their credit scores to drop into the sub-prime category. With associations currently in place, CCF would market consumer loan products to these targeted customers and contract with other financial institutions that would service the subsequent loans that were made.

      In addition, CCF plans to submit its application for a limited services credit card bank to the State of South Dakota banking commission for approval at the commission's January, 2005 regularly scheduled meeting. With charter approval, CCF would market a branded MasterCard/VISA credit card to its targeted customers.

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

      We expect that we need approximately $150,000 over the next 12 month period. Without adequate funding the product will not progress. Obtaining financing depends on current market conditions, the willingness of the investment community to make investments into a consumer financial services business, the timing of key developments of the banking license and other similar factors. We cannot provide any assurances that we will be able to secure the funding.

RESULTS OF OPERATIONS

      Net losses for the quarter ended September 30, 2004 were $17,365, as compared to $67,697 for the same period in 2003. The net loss for 2004 translates into a loss of $0.00 per share compared to a loss of $0.02 per share for the same period in 2003. The increase in the net loss was primarily attributed to professional fees incurred in bringing our securities filings current from the inception of the development stage, which began in January 2004. The expenses in 2003, were related to our discontinued operations. We had no revenues in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

      We had no cash on hand at September 30, 2004 compared to $-0- at June 30, 2004. We used approximately $-0- of cash for operations during the three months ended September 30, 2004 compared to $-0- for the same period of 2003.

      As of September 30, 2004, the Company had a working capital deficit of $188,264.

      Several of our shareholders have advanced funds and paid expenses on our behalf during the three months ended September 30, 2004 in the amount of $4,768. We expect that the shareholders will continue to make such advances until we complete our acquisition of CCF.

      In October 2004, the Company issued 108,750,000 post-split adjusted shares to the holders of Promissory Notes valued at $108,754 in return for cancellation of all of the principal and interest due on the Promissory Notes.

      We estimate that existing sources of liquidity and the funds provided by anticipated capital activity will not satisfy our projected working capital requirements for the next twelve months. Our ability to maintain sufficient liquidity for the next twelve months is dependent on our raising additional capital and such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail operations significantly or to seek funds through arrangements with strategic partners, existing investors or other parties.

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

(B)   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the quarter ended September 30, 2004, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

      We are not aware of any pending claims or assessments, that may have a material adverse impact on Reward's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES.

      In October 2004, the Company issued 108,750,000 post-split adjusted shares to holders of Promissory Notes valued at $108,754 in return for cancellation of all principal and interest due on the Promissory Notes.

      Effective October 13, 2004, the Company enacted a 1-for-10 reverse stock split of its issued and outstanding shares and its authorized shares which changed the issued and outstanding shares to 113,170,340 and its authorized shares from five billion (5,000,000,000) to five hundred million (500,000,000).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits

        (A) (2)EXHIBITS.     The following exhibits are included as part of this
                             report:


EXHIBIT NUMBER       TITLE OF DOCUMENT                                                     LOCATION
--------------       ------------------------------------------------------------------    ----------------

31.1                 Certification by Chief Executive Officer Pursuant to 15 U.S.C.
                     Section 7241, as adopted Pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002                                            Provided herewith

31.2                 Certification by Chief Financial Officer Pursuant to 15 U.S.C.
                     Section 7241, as adopted Pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002                                            Provided herewith

32.1                 Certification by Chief Executive Officer and Chief Financial
                     Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002                         Provided herewith

99.1                 Letter of Intent                                                      Filed as an Exhibit
                                                                                           to the Company's
                                                                                           Form 8-K filed on
                                                                                           October 21, 2004

        (b)   Report on Form 8-K

      On October 21, 2004, the Company filed a Form 8-K stating that on October 12, 2004, Reward Enterprises, Inc. signed a non-binding Letter of Intent to acquire all of the outstanding shares of common stock of Consumers

      Choice  Financial  Services,   Inc.,  in  exchange  for  the  issuance  of
300,000,000 split-adjusted shares of Reward Enterprises, Inc. common stock to the current shareholders of Consumers Choice Financial Services, Inc.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2004                     REWARD ENTERPRISES, INC.

                                             /s/ Earl Ingarfield
                                             -----------------------------------
                                             Earl Ingarfield
                                             President, Chief Executive Officer,
                                             Chief Financial Officer