Form 10QSB
period 2004-12-31
REWARD ENTERPRISES INC
filed 2005-02-23
CIK 1067342

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended December 31, 2004

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to _____.

                         Commission File Number 0-14869

                            REWARD ENTERPRISES, INC.
             (Exact Name of Registrant as specified in its charter)

                     NEVADA                              87-0631750
          (State or other jurisdiction               (I.R.S. Employer
        of incorporation or organization)          Identification Number)

       202 N. CURRY STREET, CARSON CITY, NEVADA           89701-4124
       (Address of Principal Executive Offices)           (Zip Code)

        (713) 937-1117 Registrant's telephone number, including area code

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of December 31, 2004, was 493,166,224.

      Transitional Small Business Disclosure Format. Yes |_| No |X|

                              Report on Form 10-QSB

                     For the Quarter Ended December 31, 2004

                                      INDEX

PART I - FINANCIAL INFORMATION...............................................  1
     Item 1. Management's Discussion and Analysis of Financial
                Condition or Plan of Operations..............................  6
     Item 3. Controls and Procedures.........................................  7
PART II - OTHER INFORMATION..................................................  8
     Item 1. Legal Proceedings...............................................  8
     Item 2. Changes in Securities...........................................  8
     Item 3. Defaults Upon Senior Securities.................................  8
     Item 4. Submission of Matters to a Vote of Security Holders.............  8
     Item 5. Other Information...............................................  8
     Item 6. Exhibits and Reports on Form 8-K................................  8
   SIGNATURES................................................................  9
EXHIBIT 31.2.................................................................  1
EXHIBIT 32.2.................................................................  2

                            REWARD ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                       DECEMBER 31, 2004 AND JUNE 30, 2004

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                          December 31,      June 30,
                                                              2004           2004
                                                          -----------    -----------
                                                          (Unaudited)
CURRENT ASSETS

   Cash                                                   $        --    $        --

     Total Current Assets                                          --             --

     TOTAL ASSETS                                         $        --    $        --
                                                          ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued liabilities               $    59,989    $    68,057
   Accounts payable - related parties                          60,079             --
   Interest payable                                                --         21,342
   Notes payable, net of discount                                  --         81,500
                                                          -----------    -----------

     Total Current Liabilities                                120,068        170,899
                                                          -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 10,000,000 shares authorized of
    $0.001 par value, no shares issued and
    outstanding                                                    --             --
   Common stock: 500,000,000 shares authorized of
    $0.001 par value, 493,166,224 and 4,412,200  shares
    issued and outstanding, respectively                      493,166          4,412
   Additional paid-in capital                               2,934,643      3,314,643
   Accumulated deficit prior to development stage          (3,434,726)    (3,434,726)
   Accumulated deficit during the development stage          (113,151)       (55,228)
                                                          -----------    -----------

     Total Stockholders' Equity (Deficit)                    (120,068)      (170,899)
                                                          -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                           $        --    $        --
                                                          ===========    ===========


The accompanying condensed notes are an integral part of the financial statements.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                          From
                                                                                                                       Inception
                                                                                                                       Development
                                                                                                                         Stage
                                                                                                                     On  January 1,
                                                  For the Six Months Ended           For the Three Months Ended       2004 Through
                                                        December 31,                        December 31,               December 31,
                                                   2004              2003              2004              2003              2004
                                              -------------     -------------     -------------     -------------     -------------
REVENUES                                      $          --     $          --     $          --     $          --     $          --
                                              -------------     -------------     -------------     -------------     -------------

EXPENSES

      General and administrative                     52,011                --            40,558                --           101,635
                                              -------------     -------------     -------------     -------------     -------------

      Total Expenses                                 52,011                --            40,558                --           101,635
                                              -------------     -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                                (52,011)               --           (40,558)               --          (101,635)
                                              -------------     -------------     -------------     -------------     -------------

OTHER (EXPENSES)

   Interest expense                                  (5,912)               --                --                --           (11,516)
                                              -------------     -------------     -------------     -------------     -------------

      Total Other (Expense)                          (5,912)               --                --                --           (11,516)
                                              -------------     -------------     -------------     -------------     -------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                                         (57,923)               --           (40,558)               --          (113,151)
                                              -------------     -------------     -------------     -------------     -------------

NET LOSS FROM DISCONTINUED
  OPERATIONS                                             --          (120,641)               --           (52,944)               --
                                              -------------     -------------     -------------     -------------     -------------

NET LOSS                                      $     (57,923)    $    (120,641)    $     (40,558)    $     (52,944)    $    (113,151)
                                              =============     =============     =============     =============     =============

BASIC LOSS PER SHARE OF
 COMMON STOCK                                 $       (0.00)    $       (0.03)    $       (0.00)    $       (0.01)
                                              =============     =============     =============     =============     =============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            248,789,212         4,412,000       493,166,224         4,412,200
                                              =============     =============     =============     =============     =============


The accompanying condensed notes are an integral part of the financial statements.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                From
                                                                                                            Inception of
                                                                                                             Development
                                                                                                                Stage
                                                                             For the Six Months Ended        On January 1,
                                                                                    December 31,             2004 Through
                                                                           ----------------------------      December 31,
                                                                              2004               2003            2004
                                                                           ---------          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                $ (57,923)         $(120,641)      $(113,151)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Discontinued operations                                                      --            120,641              --
   Changes in operating assets and liabilities:
     Increase in accounts payable-related parties                             60,079                 --          60,079
     Increase (decrease) in accounts payable and accrued liabilities          (2,156)                --          53,072

       Net Cash Provided (Used) by Operating Activities                           --                 --              --
                                                                           ---------          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                              --                 --              --

CASH FLOWS FROM FINANCING ACTIVITIES                                              --                 --              --

A. NET INCREASE (DECREASE) IN CASH                                                --                 --              --
                                                                           ---------          ---------       ---------

CASH AT BEGINNING OF PERIOD                                                       --                 --              --
                                                                           ---------          ---------       ---------

CASH AT END OF PERIOD                                                      $      --          $      --       $      --
                                                                           =========          =========       =========

CASH PAID FOR:

   Interest                                                                $      --          $      --       $      --
   Income taxes                                                            $      --          $      --       $      --

The accompanying condensed notes are an integral part of the financial statements.

                            REWARD ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                       DECEMBER 31, 2004 AND JUNE 30, 2004

NOTE 1. BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2004 Annual Report on Form 10-KSB. Operating results for the three months and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

NOTE 2. GOING CONCERN

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

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management may not be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. SHARE EXCHANGE

On November 23, 2004, the Company and the shareholders of Consumer Choice Financial Services, Inc., (CCF) a Nevada corporation, completed a share exchange whereby CCF shareholders delivered 100% ownership interest in CCF in exchange for 380,000,000 restricted shares in the Company. The acquisition of CCF resulted in the shareholders of CCF becoming the controlling shareholders of the Company. CCF is a newly formed corporation with no assets, liabilities or operations, and accordingly the acquisition of CCF was recorded at the predecessor cost to its shareholders which is approximately nothing. This acquisition is being accounted for as a merger whereby the operating company, Reward Enterprises, Inc. is the continuing entity for all accounting purposes. This transfer resulted in a reclassification of $380,000 from prior additional paid in capital to common stock for accounting purposes. (See Note 6)

                            REWARD ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2004 AND JUNE 30, 2004

NOTE 4. CK SPLIT

Effective October 13, 2004 the Company enacted a 1-for-10 reverse split of its issued and outstanding shares and its authorized shares of common stock which changed the issued and outstanding shares to 113,170,534 shares and its authorized shares of common stock from five billion (5,000,000,000) to five hundred million (500,000,000). All references to shares outstanding and per share amounts have been adjusted to reflect the reverse split on a retroactive basis.

NOTE 5. ELATED PARTY TRANSACTIONS

As of December 31, 2004, the Company owed related parties $60,079 for amounts advanced to the Company to cover operating expenses.

NOTE 6. COMMON STOCK

On November 23, 2004 the Company and the shareholders of Consumer Choice Financial Services, Inc. (CCF) a Nevada corporation, completed a share exchange whereby CCF shareholders delivered 100% ownership interest in CCF in exchange for 380,000,000 restricted shares in the Company valued at par of $0.001. (See
Note 3)

On October 25, 2004, the Note Payable of $81,500 and the related accrued interest were converted into 108,754,016 shares of the Company's common stock at a par value of $0.001 per share.

NOTE 7. SUBSEQUENT EVENTS

On February 22, 2005 the Company entered into a joint venture to begin operations of a consumer debt buying operation to be named Consumers Solutions, Inc. The Company shall create a majority owned subsidiary and retain 70% of the subsidiary. Bennet Blow, who will operate the subsidiary will retain a 30% ownership of the subsidiary.

Terms of the agreement call for Mr. Blow to provide offices, personnel and equipment for operating the business and for the Company to provide funds to purchase debt parcels.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

      The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

      This report contains certain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause our Company's, or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

      These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our future results, levels of activity, performance or achievements may be different from these statements.

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

      In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management may not be successful in accomplishing any of its plans.

      The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

BUSINESS OVERVIEW

      The Company's goal is to become a nationwide provider of consumer financial services focused on sub-prime lending to consumers for auto loans, mortgages, insurance products, branded MasterCard and Visa credit cards and debit cards and various other consumer financial services. The Company has completed a share exchange transaction with Consumers Choice Financial Services, Inc. of Houston, TX ("CCF") that is expected to provide an entry into the consumer financial services business. Through the acquisition of CCF, the Company could potentially offer a broad range of integrated consumer loans to sub-prime consumers. CCF has systems in place that identify targeted sub-prime consumers that maintain good earning power but have items on their credit reports that have caused their credit scores to drop into the sub-prime category. With associations currently in place, CCF intends to market consumer loan products to these targeted customers and contract with other financial institutions that would service the subsequent loans that were made.

      In addition, CCF plans to submit it's application for a limited services credit card bank to the State of South Dakota banking commission for approval at the commission's May 10, 2005 regularly scheduled meeting. With charter approval, CCF would market a banded MasterCard/VISA credit card to its targeted customers.

      The Company has entered into a joint venture to begin operations of a consumer debt purchasing operation. The Company shall create a majority owned subsidiary, and retain 70% of the subsidiary. Bennet Blow, who will operate the subsidiary, will retain 30% of the subsidiary.

      We expect that we need approximately $150,000 over the next 12 month period. Without adequate funding the planned product will not become available. Obtaining financing depends on current market conditions, the willingness of the investment community to make investments into a consumer financial services business, the timing of key developments of the banking license and other similar factors. We may not be able to secure the funding.

RESULTS OF OPERATIONS

      Net losses for the quarter ended December 31, 2004 were $40,558, as compared to $52,944 for the same period in 2003. The net loss for 2004 translates into a loss of $0.00 per share compared to a loss of $0.01 per share for the same period in 2003. Our expenses in 2004 were primarily professional fees incurred in bringing our securities filings current from the inception of the development stage, which began in January 2004. The expenses in 2003, were related to our discontinued operations. We had no revenues in the quarter.

      Net losses for the six months ended December 31, 2004 were $57,923, as compared to $120,641 for the same period in 2003. The net loss for 2004 translates into a loss of $0.00 per share compared to a loss of $0.03 per share for the same period in 2003. Our expenses in 2004 were primarily professional fees incurred in bringing our securities filings current from the inception of the development stage, which began in January 2004. The expenses in 2003, were related to our discontinued operations. We had no revenues in the six month period.

LIQUIDITY AND CAPITAL RESOURCES

      We had no cash on hand at December 31, 2004 compared to $-0- at June 30, 2004. We used approximately $-0- of cash for operations during the six months ended September 30, 2004 compared to $-0- for the same period of 2003.

      We had no investing or financing for the six month periods ending December 31, 2004 or 2003.

      Several of our shareholders have advanced funds and paid expenses on our behalf during the six months ended December 31, 2004 in the amount of $60,079. We expect that the shareholders will continue to make such advances until CCF has sufficient operating capital to pay its own costs.

      We estimate that existing sources of liquidity and the funds provided by anticipated capital activity will not satisfy our projected working capital requirements through fiscal 2004. Our ability to maintain sufficient liquidity through fiscal 2004 is dependent on our raising additional capital and such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail operations significantly or to seek funds through arrangements with strategic partners, existing investors or other parties.

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

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the quarter ended December 31, 2004, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                          PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

      We are not aware of any pending claims or assessments that may have a material adverse impact on Reward's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

      On October 31, 2004, the Company enacted a 1-for-10 reverse split of its issued and outstanding, and authorized shares of common stock. As a result, the Company's authorized shares were reduced from Five Billion (5,000,000,000) to Five Hundred Million (500,000,000) and the issued and outstanding shares of common stock were reduced from 1,131,705,340 to 113,179,534.

      On November 23, 2004 the Company and the shareholders of Consumer Choice Financial Services, Inc. (CCF) a Nevada corporation, completed a share exchange whereby CCF shareholders delivered 100% ownership interest in CCF in exchange for 380,000,000 restricted shares in the Company valued at par of $0.001.

      On October 25, 2004, the Note Payable of $81,500 and the related accrued interest were converted into 108,754,016 shares of the Company's common stock at a par value of $0.001 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5. OTHER INFORMATION.

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits

EXHIBIT NO.         DESCRIPTION
--------------------------------------------------------------------------------
Exhibit 31.1        Certification  of  C.E.O.  Pursuant  to  Section  302 of the
                    Sarbanes-Oxley Act of 2002.

Exhibit 31.2        Certification  of Principal  Financial  Officer  Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of C.E.O. and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Report on Form 8-K

      A current report on Form 8-K was filed o February 15, 2005 relating to the consummation of the share exchange agreement between the Company and CCF.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 22, 2005           REWARD ENTERPRISES, INC.


                                  /s/ Jeff Fisher
                                  ---------------------------------------------
                                  President, Chief Executive Officer
                                  Principal Financial Officer and Sole Director