Form 10QSB
period 2005-03-31
REWARD ENTERPRISES INC
filed 2005-06-17
CIK 1067342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended: March 31, 2005; or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
      1934

                For the transition period _________ to __________

                        Commission File Number: 000-27259

                            REWARD ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                    98-0203927
                 ------                                    ----------
    (State or other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

               202 CURRY STREET, SUITE 100, CARSON CITY, NV 89703
               (Address of principal executive offices) (Zip Code)

                                 (713) 937-1117
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of the issuer's common equity: $0.001 par value, as of March 31, 2005, was 493,166,224.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                              REPORT ON FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005

                                      INDEX

FINANCIAL STATEMENTS........................................................3
PART I - FINANCIAL INFORMATION..............................................9
   ITEM 1. FINANCIAL STATEMENTS.............................................9
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              OR PLAN OF OPERATIONS.........................................9
   ITEM 3. CONTROLS AND PROCEDURES.........................................10
PART II - OTHER INFORMATION................................................11
   ITEM 1. LEGAL PROCEEDINGS...............................................11
   ITEM 2. CHANGES IN SECURITIES...........................................11
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................11
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............11
   ITEM 5. OTHER INFORMATION...............................................11
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................11
SIGNATURES.................................................................12
EXHIBIT 31.1...........................................................31.1-1
EXHIBIT 31.2...........................................................31.2-1
EXHIBIT 32.1...........................................................32.1-1

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                        March 31, 2005 and June 30, 2004

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                          March 31,          June 30,
                                                                                             2005              2004
                                                                                        --------------    --------------
                                                                                         (Unaudited)

                                         ASSETS

CURRENT ASSETS
  Cash                                                                                  $           --    $           --
                                                                                        --------------    --------------
    Total Current Assets                                                                $           --    $           --
                                                                                        --------------    --------------
    TOTAL ASSETS                                                                        $           --    $           --
                                                                                        ==============    ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                              $      111,109    $       68,057
  Accounts payable - related parties                                                            75,386                --
  Interest payable                                                                                  --            21,342
  Notes payable, net of discount                                                                    --            81,500
                                                                                        --------------    --------------
    Total Current Liabilities                                                                  186,495           170,899
                                                                                        --------------    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock: 10,000,000 shares authorized of $0.001 par value, no shares issued
    and outstanding                                                                                 --                --
  Common stock: 500,000,000 shares authorized of $0.001 par value,
    493,166,224 and 4,412,200  shares issued and outstanding, respectively                     493,166             4,412
  Additional paid-in capital                                                                 2,934,643         3,314,643
  Accumulated deficit prior to development stage                                            (3,434,726)       (3,434,726)
  Accumulated deficit during the development stage                                            (179,578)          (55,228)
                                                                                        --------------    --------------
    Total Stockholders' Equity (Deficit)                                                      (186,495)         (170,899)
                                                                                        --------------    --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $           --    $           --
                                                                                        ==============    ==============


     The accompanying condensed notes are an integral part of the financial statements.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                          From Inception
                                                                                                          of Development
                                                                                                               Stage
                                                                                                           On January 1,
                                                                                                               2004
                                          For the Nine Months Ended         For the Three Months Ended        Through
                                         March 31,                          March 31,                         March 31,
                                       -------------    -------------    -------------    -------------    -------------
                                           2005              2004             2005              2004           2005
                                       -------------    -------------    -------------    -------------    -------------
REVENUES                               $          --    $          --    $          --    $          --    $          --

EXPENSES

  General and administrative                 118,438           25,263           66,427           25,263          168,062
                                       -------------    -------------    -------------    -------------    -------------
    Total Expenses                           118,438           25,263           66,427           25,263          168,062
                                       -------------    -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                        (118,438)         (25,263)         (66,427)         (25,263)        (168,062)
                                       -------------    -------------    -------------    -------------    -------------
OTHER (EXPENSES)
  Interest expense                            (5,912)          (2,200)              --           (2,200)         (11,516)
                                       -------------    -------------    -------------    -------------    -------------
    Total Other (Expense)                     (5,912)          (2,200)              --           (2,200)         (11,516)
                                       -------------    -------------    -------------    -------------    -------------
LOSS BEFORE DISCONTINUED OPERATIONS         (124,350)         (27,463)         (66,427)         (27,463)        (179,578)
                                       -------------    -------------    -------------    -------------    -------------

NET LOSS FROM DISCONTINUED
  OPERATIONS                                      --         (274,472)              --         (153,831)              --
                                       -------------    -------------    -------------    -------------    -------------
NET LOSS                               $    (124,350)   $    (301,935)   $     (66,427)   $    (181,294)   $    (179,578)
                                       =============    =============    =============    =============    =============
BASIC LOSS PER SHARE OF COMMON STOCK   $       (0.00)   $       (0.01)   $       (0.00)   $       (0.00)
                                       =============    =============    =============    =============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                            328,777,483        4,412,200      493,166,224        4,412,200
                                       =============    =============    =============    =============


    The accompanying condensed notes are an integral part of these financial statements.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                          From Inception
                                                                                                          of Development
                                                                                                             Stage
                                                                                                           On January 1,
                                                                         For the Nine Months Ended            2004
                                                                                  March 31,                  Through
                                                                      --------------------------------       March 31,
                                                                           2005              2004              2005
                                                                      --------------    --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $     (124,350)   $     (301,935)   $     (179,578)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
    Discontinued operations                                                       --           274,472                --
  Changes in operating assets and liabilities:
    Increase in accounts payable-related parties                              75,386             9,859            75,386
    Increase (decrease) in accounts payable and accrued liabilities           48,964            17,604           104,192
                                                                      --------------    --------------    --------------
      Net Cash Provided (Used) by Operating Activities                            --                --                --

CASH FLOWS FROM INVESTING ACTIVITIES                                              --                --                --

CASH FLOWS FROM FINANCING ACTIVITIES                                              --                --                --

NET INCREASE (DECREASE) IN CASH                                                   --                --                --
                                                                      --------------    --------------    --------------

CASH AT BEGINNING OF PERIOD                                                       --                --                --
                                                                      --------------    --------------    --------------

CASH AT END OF PERIOD                                                 $           --    $           --    $           --
                                                                      --------------    --------------    --------------

CASH PAID FOR:
  Interest                                                            $           --    $           --    $           --
  Income taxes                                                        $           --    $           --    $           --


    The accompanying condensed notes are an integral part of these financial statements.

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                        March 31, 2005 and June 30, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2004 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

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

NOTE 3 - SHARE EXCHANGE

On November 23, 2004, the Company and the shareholders of Consumer Choice Financial Services, Inc., (CCF) a Nevada corporation, completed a share exchange whereby CCF shareholders delivered 100% ownership interest in CCF in exchange for 380,000,000 restricted shares in the Company. The acquisition of CCF resulted in the shareholders of CCF becoming the controlling shareholders of the Company. CCF is a newly formed corporation with no assets, liabilities or operations, and accordingly the acquisition of CCF was recorded at the predecessor cost to its shareholders which is approximately nothing. This acquisition is being accounted for as a merger whereby the operating company, Reward Enterprises, Inc. is the continuing entity for all accounting purposes. This transfer resulted in a reclassification of $380,000 from prior additional paid in capital to common stock for accounting purposes. (See Note 6)

                            REWARD ENTERPRISES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        March 31, 2005 and June 30, 2004

NOTE 4 - STOCK SPLIT

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of March 31, 2005, the Company owed related parties $75,386 for amounts advanced to the Company to cover its operating expenses.

NOTE 6 - COMMON STOCK

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

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

         The accompanying balance sheets of Reward Enterprises, Inc. (the "Company") at March 31, 2005 and June 30, 2004, and the related statements of operations and cash flows for the three months and nine months ended March 31, 2005 and 2004, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months and quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2005.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.


         Forward-Looking And Cautionary Statements

         This report contains certain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause our company's, or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

         These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.


         Business Overview

         The Company's goal is to become a nationwide provider of consumer financial services focused on sub-prime lending to consumers for auto loans, mortgages, insurance products, branded MasterCard and Visa credit cards and debit cards and various other consumer financial services. The Company has completed a merger with Consumers Choice Financial Services, Inc. of Houston, TX ("CCF") that would provide an entry into the consumer financial services business. Through the acquisition of CCF, the Company can potentially offer a broad range of integrated consumer loans to sub-prime consumers. CCF has systems in place that identify targeted sub-prime consumers that maintain good earning power but have items on their credit reports that have caused their credit scores to drop into the sub-prime category. With associations currently in place, CCF would market consumer loan products to these targeted customers and contract with other financial institutions that would service the subsequent loans that were made.

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


         Results of Operations

         Net losses from operations for the quarter ended March 31, 2005 were $66,427, as compared to $27,463 for the same period in 2004. The net loss for 2005 translates into a loss of $0.00 per share compared to a loss of $0.00 per share for the same period in 2004. Our expenses in 2005 were primarily professional fees incurred in keeping our securities filings current from the inception of the development stage, which began in January 2004. In the first quarter of 2004, we had expenses of $181,294 related to our discontinued operations. We had no revenues in the quarter ended March 31, 2005.

         Net losses from operations for the nine months ended March 31, 2005 were $124,350, as compared to $27,463 for the same period in 2004. The net loss for 2005 translates into a loss of $0.00 per share compared to a loss of $0.01 per share for the same period in 2004. Our expenses in 2005 were primarily professional fees incurred in bringing our securities filings current from the inception of the development stage, which began in January 2004. For the nine months ended March 31, 2004, we had expenses of $274,472 related to our discontinued operations. We had no revenues in the same period in 2005.


         Liquidity and Capital Resources

         We had no cash on hand at March 31, 2005, compared to $-0- at June 30, 2004. We used approximately $-0- of cash for operations during the nine months ended March 31, 2005 compared to $-0- for the same period of 2004.

         Several of our shareholders have advanced funds and paid expenses on our behalf during the nine months ended March 31, 2005 in the amount of $75,386. We expect that the shareholders will continue to make such advances until CCF has sufficient operating capital to pay its own costs.

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


ITEM 3. CONTROLS AND PROCEDURES


(A) Evaluation Of Disclosure Controls And Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

(B) Changes In Internal Controls Over Financial Reporting

         In connection with the evaluation of the Company's internal controls during the quarter ended March 31, 2005, the Company's Chief Executive Officer and the Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         We are not aware of any pending claims or assessments that may have a material adverse impact on Reward's financial position or results of operations.


ITEM 2. CHANGES IN SECURITIES

         None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits:


Exhibit 31.1        Certification of Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2        Certification of Principal Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Report on Form 8-K:

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                REWARD ENTERPRISES, INC.


Date:    June 17, 2005                          /s/ Mike Terrell
                                                ------------------
                                                Secretary/Director
                                                Principal Financial Officer